Form 10-Q
period 2011-12-31
Nepia Inc.
filed 2012-03-09
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-173699

Nepia, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Tian Bei W. Rd. Yung Guang Tian Di Ming Xing Ge, Unit 1503, Shenzhen, China
(Address of principal executive offices)

86-075525601615
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,625,000 common shares as of March 7, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2011 and March 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended December 31, 2011 and 2010, nine months ended December 31, 2011,and period from August 9, 2010 (Inception) to December 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended December 31, 2011 and period from August 9, 2010 (Inception) to December 31, 2011 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of December 31, 2011 and March 31, 2011

	December 31, 2011	March 31, 2011
ASSETS

Current Assets
Cash and equivalents	$29,811	$29,811
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$29,811	$33,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$-0-	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(22,689)	(18,689)
Total stockholders’ equity	29,811	33,811

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,811	$33,811

See accompanying notes to financial statements.

F-1

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months ended December 31, 2011 and 2010

Nine months ended December 31, 2011

Period from August 9, 2010 (Inception) to December 31, 2011

				Period from
				August 9, 2010
				(Inception) to
	Three months ended	Three months ended	Nine months ended	December
	December 31, 2011	December 31, 2010	December 31, 2011	31, 2011
Revenues	$-0-	$-0-	$-0-	$-0-

Operating Expenses :
Organization costs	-0-	-0-	-0-	320
Professional fees	2,000	-0-	4,000	22,369

Total Operating Expenses	2,000	-0-	4,000	22,689

Operating Loss	(2,000)	-0-	(4,000)	(22,689)

Provision for Income Taxes	-0-	-0-	-0-	-0-

Net Loss	$(2,000)	$-0-	$(4,000)	$(22,689)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,625,000	2,625,000	2,625,000

See accompanying notes to financial statements.

F-2

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended December 31, 2011

Period from August 9, 2010 (Inception) to December 31, 2011

		Period From
		August 9, 2010
		(Inception) to
	Nine months ended	December 31,
	December 31, 2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(22,689)
Change in non-cash working capital items
(Increase) decrease in prepaid expenses	4,000	0
Increase in accrued expenses	0	0
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(22,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	52,500
NET INCREASE IN CASH	-0-	29,811

Cash, beginning of period	29,811	-0-
Cash, end of period	$29,811	$29,811

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

F-3

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Nepia, Inc. (“Nepia” and the “Company”) is a development stage company and was incorporated in Nevada on August 9, 2010. The Company plans to develop, manufacture, and sell small boilers aimed at farmers primarily in Southeast Asia.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the period ended March 31, 2011. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

Nepia considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2011 the Company had $29,811 of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

Fair Value of Financial Instruments

Nepia’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

F-4

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Nepia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses of $4,000 at March 31, 2011 consisted of an advance retainer paid to the Company’s outside auditors for services to be rendered for periods after March 31, 2011.

F-5

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 3 – INCOME TAXES

For the period ended December 31, 2011, Nepia has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $23,000 at December 31, 2011, and will expire in beginning in the year 2030.

It is the Company’s policy to classify interest and penalties on income taxes as interest expense and penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	March 31,
	2011	2011
Deferred tax asset attributable to:
Net operating loss carryover	$7,715	$6,355
Valuation allowance	(7,715)	(6,355)
Net deferred tax asset	$-	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Nepia has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Nepia to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Nepia neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

F-6

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2011 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

F-7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are engaged in the business of developing, manufacturing, and selling straw burning boilers specifically for use as energy-efficient heating systems, as well as for cooking. Our product consists of three main components: a straw-burning boiler, pipes for distributing hot water for heating, and a stove-top “burner” for cooking. The boiler uses straw from fields as fuel, generating thermal energy; the pipes with hot water can be used to heat a home, barn, or grain storage unit; and the burner is used to cook food. We are currently in the process of designing and developing our straw-burning boiler prototype at our operations office in China. Our product is not yet ready for commercial sale. We are at the latter stages of the design process on our prototype, but we have designing and testing to accomplish before the final product is ready for commercial sale. We intent to conduct testing at our facility and not through a third party testing company. When we are satisfied that our product will compete effectively in the Chinese Boiler Industry by being the most efficient in terms of heating capability, efficiency, and alternative uses, we intend to begin the manufacture and distribution of our product to home improvement merchants throughout China.

Results of Operations for the Three Months Ended December 31, 2011 and 2010, Nine Months Ended December 31, 2011, and Period from August 9, 2010 (Date of Inception) until December 31, 2011

We generated no revenue for the period from August 9, 2010 (Date of Inception) until December 31, 2011. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our products.

Our operating expenses during the three months ended December 31, 2011 were $2,000, as compared with $0 for the same period ended 2010. Our operating expenses during the nine months ended December 31, 2011 were $4,000. Our operating expenses from August 9, 2010 (Date of Inception) to December 31, 2011 were $22,689. For all periods mentioned, our operating expenses consisted mainly of professional fees.

We, therefore, recorded a net loss of $2,000 for the three months ended December 31, 2011 as compared with $0 for the same period ended 2010, $4,000 for the nine months ended December 31, 2011, and $22,689 for the period from August 9, 2010 (Date of Inception) until December 31, 2011.

4

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $29,811. We had $0 in current liabilities as of December 31, 2011. Thus, we had working capital of $29,811 as of December 31, 2011.

Operating activities used $22,689 in cash for the period from August 9, 2010 (Date of Inception) until December 31, 2011. Our net loss of $22,689 accounted for our negative operating cash flow. Financing Activities during the period from August 9, 2010 (Date of Inception) until December 31, 2011 generated $52,500 in cash during the period from the sale of common stock.

As of December 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Carolyne Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

5

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

6

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nepia, Inc.

Date:	March 8, 2012

By: /s/ Li Deng Ke Li Deng Ke Title: Chief Executive Officer and Director

8