Form 10-Q
period 2012-12-31
Nepia Inc.
filed 2013-02-01
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-54767

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,625,000 common shares as of January 17, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2012 and March 31, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended December 31, 2012 and 2011 and period from August 9, 2010 (Inception) to December 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 and period from August 9, 2010 (Inception) to December 31, 2012 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2012 AND MARCH 31, 2012

	December 31, 2012	March 31, 2012
ASSETS
Current Assets
Cash and equivalents	$3,500	$12,500
Prepaid expenses	0	0

TOTAL ASSETS	$3,500	$12,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$3,313	$6,580
Due to officer	13,615	4,000
Total Liabilities	16,928	10,580

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(65,928)	(50,580)
Total stockholders’ equity (deficit)	(13,428)	1,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,500	$12,500

See accompanying notes to financial statements.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO DECEMBER 31, 2012

	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011	Period from August 9, 2010 (Inception) to December 31, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	0	0	320
Professional fees	11,348	2,000	15,348	6,000	65,608

TOTAL OPERATING EXPENSES	11,348	2,000	15,348	6,000	65,928

LOSS FROM OPERATIONS	(11,348)	(2,000)	(15,348)	(6,000)	(65,928)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(11,348)	$(2,000)	$(15,348)	$(6,000)	$(65,928)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,625,000	2,625,000	2,625,000	2,625,000

See accompanying notes to financial statements.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO DECEMBER 31, 2012

	Nine Months ended December 31, 2012	Nine Months ended December 31, 2011	Period from August 9, 2010 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(15,348)	$(6,000)	$(65,928)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	0	1,000	0
Increase (decrease) in accrued expenses	(3,267)	0	3,313
Net Cash Used by Operating Activities	(18,615)	0	(62,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officer	9,615	0	13,615
Proceeds from sale of common stock	0	0	52,500
Net Cash Provided by Financing Activities	9,615	0	66,115

Net Increase (Decrease) in Cash and Cash Equivalents	(9,000)	0	3,500

Cash and cash equivalents, beginning of period	12,500	29,811	0
Cash and cash equivalents, end of period	$3,500	$29,811	$3,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Cash and Cash Equivalents

Nepia considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2012 and March 31, 2012, respectively, the Company had $3,500 and $12,500 of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

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

DECEMBER 31, 2012

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses were $0 as of December 31, 2012 and March 31, 2012.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Audit fees	$0	$2,500
Legal fees	3,313	2,150
Transfer agent fees	0	1,930
Total Accrued Expenses	$3,313	$6,580

NOTE 4 – DUE TO OFFICER

An officer has loaned the company funds to help support operations. The amount is unsecured, non-interest bearing and due on demand. The total due to the officer was $13,615 and $4,000 as of December 31, 2012 and March 31, 2012, respectively.

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

DECEMBER 31, 2012

NOTE 6 – CAPITAL STOCK

The Company has 90,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

At inception, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

There were 2,625,000 shares of common stock issued and outstanding as of December 31, 2012 and March 31, 2012.

There were 0 shares of preferred stock issued and outstanding as of December 31, 2012 and March 31, 2012.

NOTE 7 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $65,900 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended December 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$5,200	$1,360
Less: valuation allowance	(5,200)	(1,360)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$22,397	$17,197
Less: valuation allowance	(22,397)	(17,197)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $65,900 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – LIQUIDITY AND GOING CONCERN

Nepia has negative working capital, has not yet received revenues from sales of products or services, and has incurred operating losses. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview

We are a development stage company and have not generated any sales to date. We have been engaged in the business of developing, manufacturing, and selling straw burning boilers specifically for use as energy-efficient heating systems, as well as for cooking. Our product is still in the development stage and is not yet ready for commercial sale. Since our inception, we have been attempting to raise money to complete our product, but have not been able to secure the funds necessary to do so. The lack of funds and the present economy have prevented that from happening. As we have been unable to raise the capital necessary to develop and market our product, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to develop our product.

Results of Operations for the Three and Nine Months Ended December 31, 2012 and 2011, and Period from August 9, 2010 (Date of Inception) until December 31, 2012

We generated no revenue for the period from August 9, 2010 (Date of Inception) until December 31, 2012. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our products.

Our operating expenses during the three months ended December 31, 2012 were $11,348, as compared with $2,000 for the same period ended 2011. Our operating expenses during the nine months ended December 31, 2012 were $15,348, as compared with $6,000 for the same period ended 2011. Our operating expenses from August 9, 2010 (Date of Inception) to December 31, 2012 were $65,928. For all periods mentioned, our operating expenses consisted mainly of professional fees.

4

We, therefore, recorded a net loss of $11,348 for the three months ended December 31, 2012 as compared with $2,000 for the same period ended 2011. We recorded a net loss of $15,348 for the nine months ended December 31, 2012, as compared with $6,000 for the same period ended 2011, and $65,928 for the period from August 9, 2010 (Date of Inception) until December 31, 2012.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets of $3,500. We had total current liabilities of $16,928 as of December 31, 2012. Thus, we had a working capital deficit of $13,428 as of December 31, 2012.

Operating activities used $62,615 in cash for the period from August 9, 2010 (Date of Inception) until December 31, 2012. Our net loss of $65,928 primarily accounted for our negative operating cash flow. Financing Activities during the period from August 9, 2010 (Date of Inception) until December 31, 2012 generated $66,115 in cash during the period from the sale of common stock in the amount of $52,500 and officer loans of $13,615.

As of December 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

5

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Li Deng Ke. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nepia, Inc.

Date:	February 1, 2013

By: /s/ Li Deng Ke Li Deng Ke Title: Chief Executive Officer and Director

8