Form 10-K
period 2013-03-31
Nepia Inc.
filed 2013-07-01
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
Title of each class Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,625,000 common shares as of June 27, 2013

 PART I

Item 1. Business

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

There are four basic types of straw burners currently available:

- those that accept shredded, loose straw

- burners that use sifted straw products such as pellets, briquettes or cubes and straw logs

- square bale burners

- round bale burners.

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

Item 2. Properties

We do not lease or own any real property. We maintain our offices at Tian Bei W. Rd., Yung Guang Tian Di Ming Xing Ge, Unit 1503, Shenzhen, China. For the year ended March 31, 2013, this office space was provided free of charge by our officer and director, Li Deng Ke. We anticipate changing our offices in the near future.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “NEPA” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are eligible for quotation on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

The is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2013
Quarter Ended	High $	Low $
March 31, 2013	n/a	n.a
December 31, 2012	n/a	n.a
September 30, 2012	n/a	n.a
June 30, 2012	n/a	n.a

Fiscal Year Ending March 31, 2012
Quarter Ended	High $	Low $
March 31, 2012	n/a	n.a
December 31, 2011	n/a	n.a
September 30, 2011	n/a	n.a
June 30, 2011	n/a	n.a
9

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of March 31, 2013.

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

Results of Operations for the Year Ended March 31, 2013 and 2012 and Period from Inception (August 9, 2010) through March 31, 2013

We generated no revenue for the period from August 9, 2010 (Date of Inception) until March 31, 2013. We have been unable to raise capital to develop our products and we are currently looking for other business opportunities to generate revenues.

We had operating expenses of $31,350 for the year ended March 31, 2013, as compared with operating expenses of $31,891 for the year ended March 31, 2012. We had operating expenses of $81,930 from August 9, 2010 (Date of Inception) until March 31, 2013. Our operating expenses consisted entirely of professional fees. We, therefore, recorded a net loss of $31,350 for the year ended March 31, 2013, as compared with $31,891 for the year ended March 31, 2012. We incurred a net loss of $81,930 for the period from August 9, 2010 (Date of Inception) until March 31, 2013.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing filing requirements as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $1,588 and current liabilities of $31,018.  Thus, we have a working capital deficit of $29,430 as of March 31, 2013.

Operating activities used $31,230 in cash for the year ended March 31, 2013. Our net loss was the main reason for our negative operating cash flow offset by an increase in accrued expenses of $120. Financing activities during the period from August 9, 2010 (Date of Inception) to March 31, 2013 generated $76,818 in cash during the period.

As of March 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have a working capital deficit, have not yet received revenues from sales of products or services, and have incurred losses since inception. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of March 31, 2013 and March 31, 2012;
F-3	Statements of Operations for the years ended March 31, 2013 and 2012, and the periods from inception to March 31, 2013;
F-4	Statement of Stockholders’ Equity for period from inception to March 31, 2013;
F-5	Statements of Cash Flows for the years ended March 31, 2013 and 2012, and the periods from inception to March 31, 2013;
F-6	Notes to Financial Statements
12

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Nepia, Inc.

Shenzhen, China

We have audited the accompanying balance sheets of Nepia, Inc., as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 9, 2010 (date of inception) to March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nepia, Inc., as of March 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended and the period from August 9, 2010 (date of inception) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Nepia, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has not received revenue from sales of products or services, has a working capital deficit, and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 24, 2013

F-1

 NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$1,588	$12,500

TOTAL ASSETS	$1,588	$12,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$6,700	$6,580
Due to shareholder	16,818	4,000
Due to officer	7,500	0
Total Liabilities	31,018	10,580

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(81,930)	(50,580)
Total stockholders’ equity (deficit)	(29,430)	1,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,588	$12,500

See accompanying notes to financial statements.

F-2

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Year ended March 31, 2012	Period from August 9, 2010 (Inception) to March 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	320
Professional fees	31,350	31,891	81,610

TOTAL OPERATING EXPENSES	31,350	31,891	81,930

LOSS FROM OPERATIONS	(31,350)	(31,891)	(81,930)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(31,350)	$(31,891)	$(81,930)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,625,000	2,625,000

See accompanying notes to financial statements.

F-3

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO MARCH 31, 2013

	Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	(Deficit)
Inception, August 9, 2010	—	$—	$—	$—	$—

Issuance of common stock for cash at $0.02 per share	2,625,000	2,625	49,875	—	52,500

Net loss for the period ended March 31, 2011	—	—	—	(18,689)	(18,689)

Balance, March 31, 2011	2,625,000	2,625	49,875	(18,689)	33,811

Net loss for the year ended March 31, 2012	—	—	—	(31,891)	(31,891)

Balance, March 31, 2012	2,625,000	2,625	49,875	(50,580)	1,920

Net loss for the year ended March 31, 2013	—	—	—	(31,350)	(31,350)

Balance, March 31, 2013	2,625,000	$2,625	$49,875	$(81,930)	$(29,430)

See accompanying notes to financial statements.

F-4

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Year ended March 31, 2012	Period from August 9, 2010 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(31,350)	$(31,891)	$(81,930)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Changes in operating assets and liabilities:
Decrease in prepaid expenses	0	4,000	0
Increase in accrued expenses	120	6,580	6,700
Net Cash Used by Operating Activities	(31,230)	(21,311)	(75,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to shareholder	12,818	4,000	16,818
Increase in due to officer	7,500	0	7,500
Proceeds from sale of common stock	0	0	52,500
Net Cash Provided by Financing Activities	20,318	4,000	76,818

Net Increase (Decrease) in Cash and Cash Equivalents	(10,912)	(17,311)	1,588

Cash and cash equivalents, beginning of period	12,500	29,811	0
Cash and cash equivalents, end of period	$1,588	$12,500	$1,588

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

F-5

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Nepia considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2013 and 2012 the Company had $1,588 and $12,500, respectively, of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

Fair Value of Financial Instruments

Nepia’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and amounts due to an officer and shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

MARCH 31, 2013

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2013 and 2012:

	2013	2012
Audit fees	$4,500	$2,500
Legal fees	1,365	2,150
Transfer agent fees	835	1,930
Total Accrued Expenses	$6,700	$6,580

NOTE 3 – DUE TO SHAREHOLDER

A shareholder has loaned the company funds to help support operations. The amounts are unsecured, non-interest bearing and due on demand. The total due to the shareholder was $16,818 and $4,000 as of March 31, 2013 and 2012, respectively.

NOTE 4 – DUE TO OFFICER

An officer has loaned the company funds to help support operations. The amount is unsecured, non-interest bearing and due on demand. The total due to the officer was $7,500 and $0 as of March 31, 2013 and 2012, respectively.

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

MARCH 31, 2013

NOTE 6 – CAPITAL STOCK

The Company has 90,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

At inception, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

There were 2,625,000 shares of common stock issued and outstanding as of March 31, 2013 and 2012.

There were 0 shares of preferred stock issued and outstanding as of March 31, 2013 and 2012.

NOTE 7 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $81,930 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended March 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$10,659	$10,843
Less: valuation allowance	(10,659)	(10,843)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$27,856	$17,197
Less: valuation allowance	(27,856)	(17,197)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $81,930 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

F-8

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 8 – LIQUIDITY AND GOING CONCERN

Nepia has a working capital deficit, has not yet received revenues from sales of products or services, and has incurred losses since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-9

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have one executive officer and director, as follows:

Name	Age	Position Held with the Company
Sean Webster Tian Bei W. Rd. Yung Guang Tian Di Ming Xing Ge, Unit 1503, Shenzhen, China	26	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and director.

Sean Webster is our newly appointed President, Chief Executive Officer, and Director. Mr. Webster has been the President and Chief Financial Officer of Baoshinn Corporation since March 25, 2008. Mr. Webster had been the Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012. Mr. Webster had been Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011. Mr. Webster graduated from the University of Calgary in 1996 with BA in Economics, and a minor in Management and Commerce.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers

Involvement in Certain Legal Proceedings

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Sean Webster, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Li Deng Ke Former CEO, CFO & Director	0	0	0
Xiong Chao Jun Former Director	0	0	0
Sean Webster CEO, CFO & Director	0	0	1

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer for all services rendered in all capacities to us for the periods ended March 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Li Deng Ke, President, Former Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2013 2012	0 0		0 0		0 0		0 0		0 0		0 0		0 0		0 0
Sean Webster Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2013 2012	0	n/a	0	n/a	0	n/a	0	n/a	0	n/a	0	n/a	0	n/a	0	n/a

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards:Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Li Deng Ke	-	-	-	-	-	-	-	-	-
Sean Webster	-	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiong Chao Jun	—	—	—	—	—	—	—

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 27, 2013 , certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Li Deng Ke Tian Bei W. Rd. Yung Guang Tian Di Ming Xing Ge, Unit 1503, Shenzhen, China	Common Stock	637,500 Shares	24
Xiong Chao Jun Tian Bei W. Rd. Yung Guang Tian Di Ming Xing Ge, Unit 1503, Shenzhen, China	Common Stock	637,500 Shares	24
DIRECTORS AND OFFICERS – TOTAL (One Officer and Two Directors)		1,275,000 Shares	48

5% SHAREHOLDERS
NONE	Common Stock

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 2,625,000 shares of common stock issued and outstanding for the company as of June 27, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from what is provided below, since March 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Li Deng Ke has loaned us funds to help support operations. The amount is unsecured, non-interest bearing and due on demand. The total due to Mr. Ke was $7,500 as of March 31, 2013.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$8,000	$0	$0	$0
2013	$9,300	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on April 25, 2011.
18

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nepia, Inc.

By: /s/ Sean Webster
Sean Webster
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
July 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Sean Webster
Sean Webster
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
July 1, 2013

