Form 10-Q
period 2013-06-30
Nepia Inc.
filed 2013-08-19
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number:000-54767

Nepia, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	46-3259117
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Blvd., Suite 900 Beverly Hills, California 90212
(Address of principal executive offices)

(323) 424-3169
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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 993,108 common shares as of August 17, 2013.

1

2

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2013 and March 31, 2013
F-2	Statements of Operations for the three months ended June 30, 2013 and 2012 and the period from August 9, 2010 (date of inception) to June 30, 2013
F-3	Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and the period from August 9, 2010 (date of inception) to June 30, 2013
F-4 – F-9	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2013 AND MARCH 31, 2013

	June 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash and equivalents	$60,000	$1,588

TOTAL ASSETS	$60,000	$1,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$8,641	$6,700
Due to shareholder	16,818	16,818
Loan payable	60,000	0
Due to officer	12,000	7,500
Total Liabilities	97,459	31,018

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,625,000 shares issued and outstanding	2,625	2,625
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	49,875	49,875
Deficit accumulated during the development stage	(89,959)	(81,930)
Total Stockholders’ Equity (Deficit)	(37,459)	(29,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,000	$1,588

See accompanying notes to financial statements.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO JUNE 30, 2013

	Three months ended June 30, 2013	Three months ended June 30, 2012	Period from August 9, 2010 (Inception) to June 30, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Organization costs	0	0	320
Professional fees	8,029	2,000	89,639

TOTAL OPERATING EXPENSES	8,029	2,000	89,959

LOSS FROM OPERATIONS	(8,029)	(2,000)	(89,959)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(8,029)	$(2,000)	$(89,959)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,625,000	2,625,000

See accompanying notes to financial statements.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO JUNE 30, 2013

	Three months ended June 30, 2013	Three months ended June 30, 2012	Period from August 9, 2010 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(8,029)	$(2,000)	$(89,959)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Changes in operating assets and liabilities:
Decrease in prepaid expenses	0	0	0
Increase in accrued expenses	1,941	1,000	8,641
Net Cash Used by Operating Activities	(6,088)	(1,000)	(81,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to shareholder	0	0	16,818
Loan proceeds	60,000	0	60,000
Increase in due to officer	4,500	1,000	12,000
Proceeds from sale of common stock	0	0	52,500
Net Cash Provided by Financing Activities	64,500	1,000	141,318

Net Increase in Cash and Cash Equivalents	58,412	0	60,000

Cash and cash equivalents, beginning of period	1,588	12,500	0
Cash and cash equivalents, end of period	$60,000	$12,500	$60,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

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

Cash and Cash Equivalents

Nepia considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2013 and March 31, 2013 the Company had $60,000 and $1,588, respectively, of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

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

JUNE 30, 2013

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

NOTE 2 – ACCRUED EXPENSES AND DEPOSIT

Accrued expenses consisted of the following as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Accounting fees	$2,850	$4,500
Legal fees	4,906	1,365
Transfer agent fees	885	835
Total Accrued Expenses	$8,641	$6,700

NOTE 3 – DUE TO SHAREHOLDER

A shareholder has loaned the company funds to help support operations. The amounts are unsecured, non-interest bearing and due on demand. The total due to the shareholder was $16,818 as of June 30, 2013 and March 31, 2013.

NOTE 4 – LOAN PAYABLE

An unrelated third party loaned the company funds during the quarter ended June 30, 2013 to help it expand its operations. The amount is unsecured, non-interest bearing and due on demand. The total loan payable was $60,000 at June 30, 2013.

NOTE 5 – DUE TO OFFICER

An officer has loaned the company funds to help support operations. The amount is unsecured, non-interest bearing and due on demand. The total due to the officer was $12,000 and $7,500 as of June 30, 2013 and March 31, 2013, respectively.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – CAPITAL STOCK

The Company has 90,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

At inception, the Company issued 2,625,000 shares of common stock at $0.02 per share for total cash proceeds of $52,500.

There were 2,625,000 shares of common stock issued and outstanding as of June 30, 2013 and March 31, 2013.

There were 0 shares of preferred stock issued and outstanding as of June 30, 2013 and March 31, 2013.

NOTE 8 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $89,959 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Federal income tax benefit attributable to:
Current operations	$2,730	$10,659
Less: valuation allowance	(2,730)	(10,659)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$30,586	$27,856
Less: valuation allowance	(30,586)	(27,856)
Net deferred tax asset	$0	$0

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $89,959 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – LIQUIDITY AND GOING CONCERN

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

NOTE 10 – SUBSEQUENT EVENTS

On July 19, 2013, the company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with its prior officer and directors, Li Deng Ke and Xiong Chao Jun. Pursuant to the Agreement, the company transferred all assets and business operations associated with our boiler business to Messrs. Ke and Jun. In exchange, Messrs. Ke and Jun agreed to assume and cancel all liabilities relating to the company’s former business, including shareholder and officer loans amounting to $24,318.

On July 18, 2013, the company entered into a Memorandum of Understanding and Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC dba Rich Pharmaceuticals (“Rich Pharmacueticals”) and Richard L. Chang’s Holdings, LLC to acquire certain assets including United States Patent No. 6,063,814 entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the newly acquired assets, the company agreed to issue Rich Pharmaceuticals 198,625 shares of its common stock and to issue Ben Chang 6,000,000 of its newly created Series A Preferred Stock with super voting rights. The company further agreed to use its best efforts to complete a financing resulting in proceeds of at least US $2,000,000. If the company is unable to raise $400,000 according to the terms of the Assignment Agreement, the assets revert back to Rich Pharmaceuticals and Richard L. Chang’s Holdings.

As part of the Assignment Agreement, Rich Pharmaceuticals and Richard L. Chang’s Holdings shall have the option at any time after November 1, 2013 and before November 1, 2014, to assign to the company any and all interest these companies have in the indication, patents and intellectual property related to Hodgkin’s Lymphoma in consideration for the company issuing to Ben Chang: (i) 476,820 restricted shares of its common stock; and (i) 1.0408 restricted shares of its common stock for each one share of our restricted common stock issued by the company prior to the date which the company receive notice of intent to exercise the option, adjusted for any stock split the company happens to undertake.

NEPIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

In consequence of the Agreement and Assignment Agreement, Sean Webster resigned in his position as an officer and director with the company. In his stead, Ben Chang was appointed as the company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Li Deng Ke and Xiong Chao Jun sold 1,275,000 shares of their common stock in the company to Ben Chang, and Mr. Chang cancelled 1,200,517 of those shares he received and returned them to the company treasury.

On July 18, 2013, the company designated from its 10,000,000 authorized shares of preferred stock, par value $0.001 per share, 6,000,000 shares of Series A Preferred Stock. The shares of Series A Preferred Stock have super voting rights of 100 votes per share and vote with shares of our common stock as a single class.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued and has determined that, aside from the items listed above, it does not have any material subsequent events to disclose in these financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

Company Overview

The Company is a development stage company and has not generated any sales to date. During the period covered by this report and through July 18, 2013, the Company had been engaged in the business of developing, manufacturing, and selling straw burning boilers specifically for use as energy-efficient heating systems, as well as for cooking. As the Company was unable to raise the capital necessary to develop and market the heating systems products, the Company sought out new opportunities.

On July 18, 2013, the company entered into a Memorandum of Understanding and Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC dba Rich Pharmaceuticals (“Rich Pharmacueticals”) and Richard L. Chang’s Holdings, LLC to acquire certain assets including United States Patent No. 6,063,814 entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the newly acquired assets, the company agreed to issue Rich Pharmaceuticals 198,625 shares of its common stock and to issue Ben Chang 6,000,000 of its newly created Series A Preferred Stock with super voting rights. The company further agreed to use its best efforts to complete a financing resulting in proceeds of at least US$2,000,000. If the company is unable to raise $400,000 according to the terms of the Assignment Agreement, the assets revert back to Rich Pharmaceuticals and Richard L. Chang’s Holdings. As part of the Assignment Agreement, Rich Pharmaceuticals and Richard L. Chang’s Holdings shall have the option at any time after November 1, 2013 and before November 1, 2014, to assign to the company any and all interest these companies have in the indication, patents and intellectual property related to Hodgkin’s Lymphoma in consideration for the company issuing to Ben Chang: (i) 476,820 restricted shares of its common stock; and (i) 1.0408 restricted shares of its common stock for each one share of our restricted common stock issued by the company prior to the date which the company receive notice of intent to exercise the option, adjusted for any stock split the company happens to undertake.

4

In consequence of the Agreement and Assignment Agreement, Sean Webster resigned in his position as an officer and director with the company. In his stead, Ben Chang was appointed as the company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Li Deng Ke and Xiong Chao Jun sold 1,275,000 shares of their common stock in the company to Ben Chang, and Mr. Chang cancelled 1,200,517 of those shares he received and returned them to the company treasury.

On July 18, 2013, the company designated from its 10,000,000 authorized shares of preferred stock, par value $0.001 per share, 6,000,000 shares of Series A Preferred Stock. The shares of Series A Preferred Stock have super voting rights of 100 votes per share and vote with shares of our common stock as a single class.

On July 19, 2013, the company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with its prior officer and directors, Li Deng Ke and Xiong Chao Jun. Pursuant to the Agreement, the company transferred all assets and business operations associated with our boiler business to Messrs. Ke and Jun. In exchange, Messrs. Ke and Jun agreed to assume and cancel all liabilities relating to the company’s former business, including shareholder and officer loans amounting to $24,318.

From and after July 18, 2013, the Company is in the business of developing PD-616 for the treatment of Acute Myelogenous Leukemia (AML), and to cause elevation of white blood cells (WBC) in patients depleted of these elements due to various conditions. The Company is no longer engaged in the business of developing, manufacturing, and selling straw burning boilers specifically for use as energy-efficient heating system. A more complete description of the Company’s business is contained under “Item 2.01 Completion of Acquisition or Disposition of Assets” in our Current Report on Form 8-K filed with the SEC on July 24, 2013 (the “Super 8-K). Readers are encouraged to read the Super 8-K to gain a better understanding of the Company business and the risk factors associated with the Company.

Results of Operations for the Three Months Ended June 30, 2013 and 2012, and Period from August 9, 2010 (Date of Inception) until June 30, 2013

We generated no revenue for the period from August 9, 2010 (Date of Inception) through June 30, 2013. We are a development stage company and do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses during the three months ended June 30, 2013 were $8,029, as compared with $2,000 for the same period ended 2012. Our operating expenses from August 9, 2010 (Date of Inception) to June 30, 2013 were $89,959. For all periods mentioned, our operating expenses consisted mainly of professional fees.

We, therefore, recorded a net loss of $8,029 for the three months ended June 30, 2013 as compared with a net loss of $2,000 for the same period ended 2012. We recorded a net loss of $89,959 for the period from August 9, 2010 (Date of Inception) until June 30, 2013.

We anticipate our operating expenses will increase substantially as we undertake our new plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $60,000. We had total current liabilities of $97,459 as of June 30, 2013. Thus, we had a working capital deficit of $37,459 as of June 30, 2013.

Operating activities used $81,318 in cash for the period from August 9, 2010 (Date of Inception) until June 30, 2013. Our net loss of $89,959 primarily accounted for our negative operating cash flow. Financing Activities during the period from August 9, 2010 (Date of Inception) until June 30, 2013 generated $141,318 in cash during the period from the sale of common stock in the amount of $52,500 and loans of $88,818.

5

As of June 30, 2013 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. After the period ending June 30, 2013, the Company appointed a new Chief Executive Officer and Chief Financial Officer who is responsible for our internal control over financial reporting.

6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

The “Risk Factors” contained in “Item 2.01 Completion of Acquisition or Disposition of Assets/Risk Factors” in our Current Report on Form 8-K filed with the SEC on July 24, 2013 (the “Super 8-K) are hereby incorporated by reference herein. Readers are encouraged to read the Super 8-K including those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nepia, Inc.

Date:	August 19, 2013

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

8