Form 10-Q
period 2013-09-30
Rich Pharmaceuticals, Inc.
filed 2013-11-19
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number:000-54767

Rich Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	46-3259117
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Blvd., Suite 900 Beverly Hills, California 90212
(Address of principal executive offices)

(424) 230-7001
(Registrant’s telephone number)

_____________________________________________________________
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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 413,828,104 common shares as of November 19, 2013.

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Rich Pharmaceuticals Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs. You should not place undue reliance on these forward looking statements.

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we anticipate.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013
F-2	Condensed Statements of Operations for the three and six months ended September 30, 2013 and 2012 and period from August 9, 2010 (Inception) to September 30, 2013 (unaudited)
F-3	Condensed Statements of Cash Flows for the six months ended September 30, 2013 and 2012 and the period from August 9, 2010 (Inception) to September 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2013 $	March 31. 2013 $
	(Unaudited)
ASSETS
Current Assets
Cash	9,792	1,588
Prepaid expenses	45,834	—

Total Current Assets	55,626	1,588

Other Assets
Intangible assets, net of accumulated amortization of $nil (Note 4)	28,613	—

Total Other Assets	28,613	—

Total assets	84,239	1,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	13,205	6,700
Due to related parties (Note 5)	100	24,318
Loans payable (Note 6)	197,050	—
Total Current Liabilities	210,355	31,018

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 and nil shares issued and outstanding, respectively (Note 7)	6,000	—
Common Stock, $0.001 par value, 37,503,000,000 shares authorized, 413,828,104 and 1,093,837,500 shares issued and outstanding, respectively (Note 7)	413,828	1,093,837
Additional Paid-in Capital	(332,311)	(1,041,337)

Deficit Accumulated During the Development Stage	(213,633)	(81,930)

Total Stockholders' Deficit	(126,116)	(29,430)

Total Liabilities and Stockholders' Deficit	84,239	1,588

(See Notes to Financial Statements)

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Condensed Statement of Operations

For the Three Months and Six Months Ended September 30, 2013 and

the Period from August 9, 2010 (Date of Inception) to September 30, 2013

(Unaudited)

	Three Months ended September 30, 2013 $	Three Months ended September 30, 2012 $	Six Months ended September 30, 2013 $	Six Months ended September 30, 2012 $	Period from August 9, 2010 (date of Inception) to September 30, 2013 $

Revenue	-	-	-	-	-

Operating Expenses
Consulting – related party	22,917	—	22,917	—	22,917
Consulting	700	—	700	—	700
Office	3,336	—	3,336	—	3,336
Professional fees	55,544	2,000	63,573	4,000	153,532
Regulatory fees	34,920	—	34,920	—	34,920
Travel	6,258	—	6,258	—	6,258

Total Operating Expenses	123,675	2,000	131,704	4,000	221,663

Net Loss	(123,675)	(2,000)	(131,704)	(4,000)	(221,663)

Net Loss Per Share – Basic and Diluted	—	—	—	—	—

Weighted Average Shares Outstanding – Basic and Diluted	540,863,000	1,093,837,500	815,823,000	1,093,837,500

 See Notes to Financial Statements)

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended September 30, 2013 and 2012 and the

Period from August 9, 2010 (Date of Inception) to September 30, 2013

(Unaudited)

	Six Months Ended September 30, 2013 $	Six Months Ended September 30, 2012 $	From August 9, 2010 (Inception) to September 30, 2013 $
Operating Activities
Net loss	(131,704)	(4,000)	(221,663)
Changes in operating assets and liabilities:
Increase in prepaid expense	(45,833)	—	(45,833)
Increase in accounts payable	6,505	(1,000)	16,734

Net Cash Used in Operating Activities	(171,032)	(5,000)	(250,762)

Investing Activities
Acquisition of intangible assets	(22,414)	—	(22,414)

Net Cash Used in Investing Activities	(22,414)	—	(22,414)

Financing Activities
Proceeds from loans payable	197,050	—	197,050
Proceeds from note payable – related party	4,600	5,000	33,418
Proceeds from sale of common stock	—	—	52,500

Net Cash Provided by Financing Activities	201,650	5,000	282,968

Increase in Cash	8,204	—	9,792
Cash - Beginning of Period	1,588	12,500	—

Cash - End of Period	9,792	12,500	9,792

Non-cash Financing and Investing Activities:

Acquisition of intangibles for common and preferred shares		6,199

Supplemental Disclosures:

Interest paid	—	—	—
Income taxes paid	—	—	—

(See Notes to Financial Statements)

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Nature of Operations

On August 9, 2010 we were incorporated as Nepia Inc. in the State of Nevada. From August 9, 2010 to July 18, 2013, we were in the business of developing, manufacturing, and selling small boilers aimed at farmers primarily in Southeast Asia.

On July 18, 2013, we designated, from our 10,000,000 authorized shares of preferred stock, par value $0.001, 6,000,000 shares of Series “A” Preferred Stock. Our Series “A” Preferred Stock has voting rights of 100 votes per share and votes with common shares as a single class.

On July 18, 2013, we entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property we issued 198,625 pre-split common shares, and 6,000,000 Series “A” Preferred Stock. The common and preferred shares were valued at a nominal amount of $199 and $6,000, respectively. We further agreed to use our best efforts to complete a financing resulting in proceeds of at least $2,000,000. If we are unable to raise $400,000 according to the terms of the Assignment Agreement, the patent reverts back to Imagic, LLC and its principals. As part of the Assignment Agreement, Imagic LLC and its principals have the option prior to November 1, 2014, to assign to us any and all interest they have in the patents and intellectual property related to Hodgkin’s Lymphoma in consideration for us issuing 476,820 pre-split common shares and 1.0408 pre-split common shares for each common share issued prior to receiving notice of intent to exercise the option.

On July 19, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. Pursuant to the Sale Agreement, we transferred all assets and business operations associated with our boiler business in exchange for assumption of all obligations associated with that business and cancellation of loans amounting to $28,818. The cancellation of debt was recorded as additional paid-in capital. As a result of this Sale Agreement, we are no longer pursuing our boiler business. In consequence to the Sale Agreement two former officers sold 1,275,000 pre-split common shares held by them to our new officer/director. In turn, our new officer/director agreed to cancel 1,200,517 of those shares he received and returned them to treasury. Certain other shareholders also agreed to cancel 630,000 pre-split common shares.

On August 26, 2013, as a consequence of our new business direction, we changed our name to Rich Pharmaceuticals, Inc.

On September 5, 2013, we increased our authorized common shares, par value $0.001, from 90,000,000 shares to 37,503,000,000 shares. Correspondingly, we affirmed a forward split of 416.7 for 1 in which each shareholder was issued 416.7 common shares for each share held. Prior to approval of the forward split, we had a total of 993,108 issued pre-split common shares and, effective October 2, 2013; we had 413,828,104 issued post-split common shares.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with our audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K. In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013, as reported in the Form 10-K, have been omitted.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2013 we did not have any Long-Lived Assets that were impaired.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”).We plan to raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

4. Intangible Assets

On July 18, 2013, we entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property we issued 198,625 pre-split common shares and 6,000,000 Series “A” Preferred Stock. These shares were valued at a nominal value of $199 and $6,000, respectively.

5. Related Party Debt and Transactions

On July 19, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. Pursuant to the Sale Agreement, we transferred all assets and business operations associated with our boiler business in exchange for assumption of all obligations associated with that business and cancellation of loans amounting to $28,818. The cancellation of debt was recorded as additional paid-in capital. As a result of this Sale Agreement, we are no longer pursuing our boiler business. In consequence to the Sale Agreement two former officers sold 1,275,000 pre-split common shares held by them to our new officer/director. In turn, our new officer/director agreed to cancel 1,200,517 of those shares he received and returned them to treasury.

We received a loan of $100 from our new officer/director to open a bank account.

On September 6, 2013, we entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000; an amount equal to 3 months compensation payable upon entering into the agreement; and options to purchase up to 3,000,000 shares of common stock at an exercise price of $0.02 per post-split share; 50% of which are vested on October 1, 2013, and 50% of which will vest monthly over 24 months of continued employment.

6. Notes Payable

Unrelated third parties loaned us $197,050 during the six months ended September 30, 2013 to help us expand our operations. These loans are unsecured and non-interest bearing.

7. Common and Preferred Shares

On July 18, 2013, we designated, from our 10,000,000 authorized shares of preferred stock, par value $0.001, 6,000,000 shares of Series “A” Preferred Stock. Our Series “A” Preferred Stock has voting rights of 100 votes per share and vote with common shares as a single class.

On July 18, 2013, we entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property we issued 198,625 pre-split common shares, and 6,000,000 Series “A” Preferred Stock. The common and preferred shares were valued at a nominal amount of $199 and $6,000, respectively. As part of the Assignment Agreement, Imagic LLC and its principals have the option prior to November 1, 2014, to assign to us any and all interest they have in the patents and intellectual property related to Hodgkin’s Lymphoma in consideration for us issuing 476,820 pre-split common shares and 1.0408 pre-split common shares for each common share issued prior to receiving notice of intent to exercise the option.

On July 19, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. In consequence to the Sale Agreement two former officers sold 1,275,000 pre-split common shares held by them to our new officer/director. In turn, our new officer/director agreed to cancel 1,200,517 of those shares he received and returned them to treasury. Certain other shareholders also agreed to cancel 630,000 pre-split common shares.

On September 5, 2013, we increased our authorized common shares, par value $0.001, from 90,000,000 shares to 37,503,000,000 shares. Correspondingly, we affirmed a forward split of 416.7 for 1 in which each shareholder was issued 416.7 common shares for each share held. Prior to approval of the forward split, we had a total of 993,108 issued pre-split common shares and, effective October 2, 2013; we had 413,828,104 issued post-split common shares.

On September 6, 2013, we approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid us in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 60,000,000 post-split common shares have been reserved for awards under the 2013 Plan. On September 6, 2013, we approved the grant of 41,000,000 options to purchase post-split common stock to a total of eight directors, officers, employees and consultants of our Company. The options have an exercise price of $0.02 per post-split common share and are subject to vesting schedules and other terms as provided in the individual option grants. The first tranche vested on October 1, 2013.

8. Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Recent Developments

On August 9, 2010 we were incorporated as Nepia Inc. in the State of Nevada. From August 9, 2010 to July 18, 2013, we were in the business of developing, manufacturing, and selling small boilers aimed at farmers primarily in Southeast Asia.

On July 18, 2013, we designated, from our 10,000,000 authorized shares of preferred stock, par value $0.001, 6,000,000 shares of Series “A” Preferred Stock. Our Series “A” Preferred Stock has voting rights of 100 votes per share and vote with common shares as a single class.

On July 18, 2013, we entered into a Memorandum of Understanding and Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC dba Rich Pharmaceuticals and Richard L. Chang’s Holdings, LLC to acquire certain assets including United States Patent No. 6,063,814 entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the newly acquired assets, we agreed to issue Imagic, LLC a total of 198,625 pre-split shares of our common stock and to issue Ben Chang 6,000,000 of our newly created Series “A” Preferred Stock with super voting rights. We further agreed to use its best efforts to complete a financing resulting in proceeds of at least $2,000,000. If we are unable to raise $400,000 according to the terms of the Assignment Agreement, the assets revert back to Imagic, LLC and Richard L. Chang’s Holdings. As part of the Assignment Agreement, Imagic, LLC and Richard L. Chang’s Holdings shall have the option at any time before November 1, 2014, to assign to us any and all interest these companies have in the indication, patents and intellectual property related to Hodgkin’s Lymphoma in consideration for us issuing to Ben Chang: (i) 476,820 pre-split common shares; and (i) 1.0408 pre-split common shares for each one pre-split common share issued by us prior to the date we receive notice of intent to exercise the option, adjusted for any stock split we happen to undertake.

In consequence of the Agreement and Assignment Agreement, Sean Webster resigned in his position as an officer and director. In his stead, Ben Chang was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Li Deng Ke and Xiong Chao Jun sold 1,275,000 pre-split common shares to Ben Chang, and Mr. Chang cancelled 1,200,517 of those shares he received and returned them to treasury.

On July 19, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officer and directors, Li Deng Ke and Xiong Chao Jun. Pursuant to the Agreement, we transferred all assets and business operations associated with our boiler business to Messrs. Ke and Jun. In exchange, Messrs. Ke and Jun agreed to assume and cancel all liabilities relating to our former business, including shareholder and officer loans amounting to $24,318.  From and after July 18, 2013, we are in the business of developing PD-616 for the treatment of Acute Myelogenous Leukemia (AML), and to cause elevation of white blood cells (WBC) in patients depleted of these elements due to various conditions. We are no longer engaged in the business of developing, manufacturing, and selling straw burning boilers. A more complete description of our new business is contained under “Item 2.01 Completion of Acquisition or Disposition of Assets” in our Current Report on Form 8-K filed with the SEC on July 24, 2013 (the “Super 8-K”). Readers are encouraged to read the Super 8-K to gain a better understanding of our new business and risk factors.

On August 26, 2013, we filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly-owned subsidiary, Rich Pharmaceuticals, Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, we authorized a change in our name to "Rich Pharmaceuticals, Inc." and our Articles of Incorporation were amended to reflect this name change. The effectiveness of the name change was subject to approval by the Financial Industry Regulatory Authority (“FINRA”), which we received on September 3, 2013.

On September 5, 2013, we resolved to increase the number of authorized shares of our common stock, par value $0.001, from 90,000,000 shares to 37,503,000,000 shares. Correspondingly, we affirmed a forward split of 416.7 for 1 in which each shareholder was issued 416.7 common shares in exchange for 1 common share of their issued common stock. Under the Nevada law, shareholder approval was not required. We submitted the required information to FINRA and we were informed by FINRA that the effective date of the forward split was October 2, 2013. Prior to approval of the forward split, we had a total of 993,108 issued and outstanding pre-split common shares, par value $0.001. On the effective date of the forward split, we had a total of 413,828,104 issued and outstanding post-split common shares, par value $0.001. New stock certificates will be issued upon surrender of the shareholders’ old certificates. In connection with the forward split, we were issued the following new CUSIP number: 76303T209. Effective October 30, 2013 our common stock is quoted under the symbol “RCHA.”

On September 6, 2013, we entered into an Employment Agreement with Ben Chang, our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000; an amount equal to 3 months compensation payable upon entering into the Employment Agreement; and options to purchase up to 3,000,000 shares of post-split common stock at an exercise price of $0.02 per common share, 50% of which are vested on October 1, 2013, and 50% of which will vest monthly over 24 months of continued employment. The foregoing is only a brief description of the material terms of the Employment Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the Employment Agreement which is filed as an exhibit to our Current Report on Form 8-K which was filed with the SEC on September 12, 2013.

On September 6, 2013, we expanded the number of Board of Directors to two (2) members and appointed David Chou, Ph.D., as a director to fill the vacancy.

On September 6, 2013, we approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid us in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 60,000,000 shares of post-split common stock have been reserved for awards under the 2013 Plan. On September 6, 2013, we approved the grant of 41,000,000 options to purchase post-split common stock to a total of eight directors, officers, employees and consultants of our Company. The options have an exercise price of $0.02 per post-split common share and are subject to vesting schedules and other terms as provided in the individual option grants. The foregoing is only a brief description of the material terms of the 2013 Plan, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the 2013 which is filed as an exhibit to our Current Report on Form 8-K which was filed with the SEC on September 12, 2013.

Results of Operations for the Three and Six Months Ended September 30, 2013 and 2012, and Period from August 9, 2010 (Date of Inception) until September 30, 2013

We generated no revenue for the period from August 9, 2010 (Date of Inception) through September 30, 2013. We are a development stage company and do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three months ended September 30, 2013 were $123,675, as compared with $2,000 for the same period ended 2012. Our operating expenses and net loss during the six months ended September 30, 2013 were $131,704, as compared with $4,000 for the same period ended 2012. Our operating expenses from August 9, 2010 (Date of Inception) to September 30, 2013 were $221,663. For all periods mentioned, our operating expenses consisted mainly of professional and regulatory fees except for the three and six months ended September 30, 2013 we incurred $22,917 in consulting fees charged by our President and CEO.

We anticipate our operating expenses will increase substantially as we undertake our new plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $55,625. We had total current liabilities of $210,356 as of September 30, 2013. We had a working capital deficit of $154,729 as of September 30, 2013.

Operating activities used $171,032 in cash for the six months ended September 30, 2013. Our net loss of $131,704 primarily accounted for our negative operating cash flow. We used $22,414 on intangibles, mainly patent applications. Financing Activities during the six months ended September 30, 2013 generated $201,650 in cash during the period from $197,050 of unsecured, non-interest bearing loans from unrelated parties and $4,600 in loans from officers/directors.

As of September 30, 2013 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”).We plan to raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

After the period ending June 30, 2013, we appointed a new Chief Executive Officer and Chief Financial Officer who is responsible for our internal control over financial reporting. This represents a changes in our internal control over financial reporting during the three months ended September 30, 2013 that is expected to have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as this individual is now responsible for responsible for our internal control over financial reporting and establishing the processes related to such internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this quarterly report on Form 10Q, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the above section entitled "Forward-Looking Statements" for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

Risks Related To Our Business

We are a development stage company and may never commercialize any of our products or services or earn a profit. Prior to July 19, 2013, we were a “shell” company with no or nominal operations. We recently became funded and commenced operations. We are a development stage company in the business of developing treatments for Acute Myelogenous Leukemia (AML). We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our technology or attain profitability, we will not be able to sustain operations. Because of the numerous risks and uncertainties associated with developing and commercializing our technology, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of medical treatments. We may never successfully commercialize our technology, and our business may fail.

We will need to raise substantial additional capital to commercialize our technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts. As of the date of this quarterly report on Form 10Q, we have limited cash resources. Due to our expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our technology. During the next 12 months and potentially thereafter, we will have to raise additional funds to continue the development and commercialization of our technology. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our technologies, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our ability to successfully commercialize our technology will depend largely upon the extent to which third-party payors reimburse the costs for our treatment in the future. Physicians and patients may decide not to order our products unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid pay a substantial portion of the price of the treatment. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are:

• not experimental or investigational;

• effective;

• medically necessary;

• appropriate for the specific patient;

• cost-effective;

• supported by peer-reviewed publications; and

• included in clinical practice guidelines.

Market acceptance, sales of products based upon our technology, and our profitability may depend on reimbursement policies and health care reform measures. Several entities conduct technology assessments of medical treatments and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a treatment or procedure. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, may reimburse the price patients pay for such products could affect whether we are able to commercialize our products. Our technology may receive negative assessments that may impact our ability to receive reimbursement of the treatment. Since each payor makes its own decision as to whether to establish a policy to reimburse a treatment, seeking these approvals may be a time-consuming and costly process. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any of our products in the future. If reimbursement is not available or is limited, we may not be able to commercialize our products.

If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our product candidates, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time, stop paying for our treatment or reduce the payment rate for our treatment, which would reduce our revenue.

The commercial success of our product candidates will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community. The use of our treatment technology has never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not order treatment based upon out technology, in which event we may be unable to generate significant revenue or become profitable. Acceptance of our technology will depend on a number of factors including:

• acceptance of products based upon our technology by physicians and patients;

• successful integration into clinical practice;

• adequate reimbursement by third parties;

• cost effectiveness;

• potential advantages over alternative treatments; and

• relative convenience and ease of administration.

We will need to make leading physicians aware of the benefits of using our technology through published papers, presentations at scientific conferences and favorable results from our clinical studies. In addition, we will need to gain support from thought leaders who believe that our treatment will provide superior results. Ideally, we will need these individuals to publish support papers and articles which will be necessary to gain acceptance of our products. There is no guarantee that we will be able to obtain this support. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order our treatment for their patients and consequently our revenue and profitability will be limited.

If our potential treatments are unable to compete effectively with current and future treatments targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated. The medical treatment industry for AML and stroke is intensely competitive and characterized by rapid technological progress. In each of our potential product areas, we face significant competition from large biotechnology, medical diagnostic and other companies. The technologies associated with the medical industry are evolving rapidly and there is intense competition within such industry. Certain companies have established technologies that may be competitive to our technology and any future products that we develop. Some of these competing companies may use different approaches or means to obtain results, which could be more effective or less expensive than our treatments. Moreover, these and other future competitors have or may have considerably greater resources than we do in terms of technology, sales, marketing, commercialization and capital resources. These competitors may have substantial advantages over us in terms of research and development expertise, experience in clinical studies, experience in regulatory issues, brand name exposure and expertise in sales and marketing as well as in operating central laboratory services. Many of these organizations have financial, marketing and human resources greater than ours; therefore, there can be no assurance that we can successfully compete with present or potential competitors or that such competition will not have a materially adverse effect on our business, financial position or results of operations.

Since our technology is under development, we cannot predict the relative competitive position of any product based upon the technology. However, we expect that the following factors will determine our ability to compete effectively: safety and efficacy; product price; turnaround time; ease of administration; performance; reimbursement; and marketing and sales capability.

If our clinical studies do not prove the superiority of our technologies, we may never sell our products and services. The results of our clinical studies may not show that treatment results using our technology are superior to existing treatment. In that event, we will have to devote significant financial and other resources to further research and development, and commercialization of products using our technologies will be delayed or may never occur.

If we do not receive regulatory approvals, we may not be able to develop and commercialize our technology. We will need FDA approval to market products based on our technology in the United States and approvals from foreign regulatory authorities to market products based on our technology outside the United States. We have not yet filed an application with the FDA to obtain approval to market any of our proposed products. If we fail to obtain regulatory approval for the marketing of products based on our technology, we will be unable to sell such products and will not be able to sustain operations. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of products based on our technology, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. Securing regulatory approval for products based upon our technology may require the submission of extensive preclinical and clinical data and supporting information to regulatory authorities to establish such products’ safety and effectiveness for each indication. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals.

Regulatory authorities generally have substantial discretion in the approval process and may either refuse to accept an application, or may decide after review of an application that the data submitted is insufficient to allow approval of any product based upon our technology. If regulatory authorities do not accept or approve our applications, they may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before regulatory authorities will reconsider such application. We may need to expend substantial resources to conduct further studies to obtain data that regulatory authorities believe is sufficient. Depending on the extent of these studies, approval of applications may be delayed by several years, or may require us to expend more resources than we may have available. It is also possible that additional studies may not suffice to make applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage. We will rely on patent protection as well as a combination of copyright and trade secret protection, and other contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, we will be unable to prevent third parties from using our technologies and they will be able to compete more effectively against us. We cannot assure you that the patent issued to us will not be challenged, invalidated or held unenforceable. We cannot guarantee you that we will be successful in defending challenges made in connection with our patent and any future patent applications. In addition to our patent and any future patent applications, we will rely on contractual restrictions to protect our proprietary technology. We will require our employees and third parties to sign confidentiality agreements and employees to also sign agreements assigning to us all intellectual property arising from their work for us. Nevertheless, we cannot guarantee that these measures will be effective in protecting our intellectual property rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. The inventor of the intellectual property assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co LTD. (Biosuccess), a company who was previously assigned licensing rights but due to a breach of contract the writes were retracted. Biosuccess or other third parties may challenge the validity or ownership of our patent and other intellectual property rights, resulting in costly litigation or other time-consuming and expensive proceedings, which could deprive us of valuable rights. If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we will incur substantial expenses and the diversion of financial resources and technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the affected products and intellectual property rights.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also become subject to injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.  We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Corporate and Other Risks

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director. Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control. Our certificate of incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

The issuance of Preferred Stock to our Chief Executive Officer provides him with voting control which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Our Chief Executive Officer has 6,000,000 shares of Preferred Stock which provide him with 100 to 1 voting rights over shares of common stock. This ownership provides him with voting control over matters which require shareholder approval. This concentration of voting power could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

A third party seller may contribute additional assets to the Company in exchange for additional shares of Company common stock resulting in dilution to the other shareholders. As part of the Assignment Agreement discussed above, Imagic LLC and Richard L. Chang’s Holdings shall have the option at any time after November 1, 2013 and before November 1, 2014, to assign to the Company their interest in the patents and intellectual property related to Hodgkin’s Lymphoma, or any other indication within the scope of in consideration for us issuing our Chief Executive Officer restricted shares of our common stock. This issuance of shares would dilute the ownership interest of our stockholders. This agreement could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Ownership of our patent and intellectual property may revert back to the seller if financing is not obtained. The Assignment Agreement also provides that if we are unable to raise $400,000 pursuant to the terms of the Assignment Agreement, then the patent and assets assigned by Imagic LLC and Richard L. Chang’s Holdings may revert back to them. The capital raise terms of the Assignment Agreement have not been met by the Company and Imagic LLC may exercise its right to have the patent and assets assigned by Imagic LLC and Richard L. Chang’s Holdings to revert back to them. Should the patent and assets revert back to them, the Company will not have any assets and investors in our common stock could lose all or substantial portion of their investment. This agreement could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We are dependent for our success on a few key individuals.  Our success depends on the skills, experience and performance of key members of our management team.  Each of those individuals may voluntarily terminate his relationship with the Company at any time. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

Capital Market Risks

Our common stock is not traded, so you may be unable to sell your shares to raise money or otherwise desire to liquidate your shares. There is no trading activity in our stock as of the date of this quarterly report on Form 10Q. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. Even if we can begin trading on the OTC Markets or OTC Bulletin Board, the trading volume may be very limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect our underlying value. If we begin trading, the market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  If our common stock begins trading, as long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to Securities and Exchange Commission (“SEC”) Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock. Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. If our common stock begins trading, until such time as we would qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock would trade on OTC Markets or OTC Bulletin Board or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, if our common stock begins trading, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2013, we designated, from our 10,000,000 authorized shares of preferred stock, par value $0.001, 6,000,000 shares of Series “A” Preferred Stock. Our Series “A” Preferred Stock has voting rights of 100 votes per share and vote with common shares as a single class. On July 18, 2013, we entered into a Memorandum of Understanding and Asset Assignment Agreement with Imagic, LLC dba Rich Pharmaceuticals and Richard L. Chang’s Holdings, LLC to acquire certain assets including United States Patent No. 6,063,814 entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the newly acquired assets, we agreed to issue Imagic, LLC a total of 198,625 pre-split shares of our common stock and to issue Ben Chang 6,000,000 of our newly created Series “A” Preferred Stock with super voting rights. These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	November 19, 2013

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

