Form 10-Q/A
period 2013-09-30
Rich Pharmaceuticals, Inc.
filed 2014-01-17
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

(Amendment No. 1)

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

The number of shares outstanding of common stock, as of November 19, 2013 as 413,828,104.

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10Q for the period ending September 30, 2013 is being filed to (i) remove the prepaid expense of $45,834 from the balance sheet and to increase the Deficit Accumulated During the Development Stage in the same amount; (ii) change the Statement of Operations (three month, six month and period to date ended 9/30/13 columns) to increase the “Consulting – Related Party” to include the $45,834 and also increase the related “Total Operating Expenses” and “Net Loss” line items in the same amount; (iii) change the Statement of Cash Flows (six month and period to date columns) to remove the prepaid $45,834 and increase the “Net Loss” lines by the same amount; (iv) provide the corresponding changes to the Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations resulting from the changes described in (i) to (iii).

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

3

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2013 $	March 31. 2013 $
	(Unaudited)
ASSETS
Current Assets
Cash	9,792	1,588
Total Current Assets	9,792	1,588

Other Assets
Intangible assets, net of accumulated amortization of $nil (Note 4)	28,613	—

Total Other Assets	28,613	—

Total assets	38,405	1,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	13,205	6,700
Due to related parties (Note 5)	100	24,318
Loans payable (Note 6)	197,050	—
Total Current Liabilities	210,355	31,018

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 and nil shares issued and outstanding, respectively (Note 7)	6,000	—
Common Stock, $0.001 par value, 37,503,000,000 shares authorized, 413,828,104 and 1,093,837,500 shares issued and outstanding, respectively (Note 7)	413,828	1,093,837
Additional Paid-in Capital	(332,311)	(1,041,337)

Deficit Accumulated During the Development Stage	(259,467)	(81,930)

Total Stockholders' Deficit	(171,950)	(29,430)

Total Liabilities and Stockholders' Deficit	38,405	1,588

(See Notes to Financial Statements)

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Condensed Statement of Operations

For the Three Months and Six Months Ended September 30, 2013 and

the Period from August 9, 2010 (Date of Inception) to September 30, 2013

(Unaudited)

	Three Months ended September 30, 2013 $	Three Months ended September 30, 2012 $	Six Months ended September 30, 2013 $	Six Months ended September 30, 2012 $	Period from August 9, 2010 (date of Inception) to September 30, 2013 $

Revenue	-	-	-	-	-

Operating Expenses
Consulting – related party	68,750	—	68,750	—	68,750
Consulting	700	—	700	—	700
Office	3,336	—	3,336	—	3,336
Professional fees	55,544	2,000	63,573	4,000	153,532
Regulatory fees	34,920	—	34,920	—	34,920
Travel	6,258	—	6,258	—	6,258

Total Operating Expenses	169,508	2,000	177,537	4,000	267,496

Net Loss	(169,508)	(2,000)	(177,537)	(4,000)	(267,496)

Net Loss Per Share – Basic and Diluted	—	—	—	—	—

Weighted Average Shares Outstanding – Basic and Diluted	540,863,000	1,093,837,500	815,823,000	1,093,837,500

 See Notes to Financial Statements)

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended September 30, 2013 and 2012 and the

Period from August 9, 2010 (Date of Inception) to September 30, 2013

(Unaudited)

	Six Months Ended September 30, 2013 $	Six Months Ended September 30, 2012 $	From August 9, 2010 (Inception) to September 30, 2013 $
Operating Activities
Net loss	(177,537)	(4,000)	(267,496)
Changes in operating assets and liabilities:
Increase in accounts payable	6,505	(1,000)	16,734

Net Cash Used in Operating Activities	(171,032)	(5,000)	(250,762)

Investing Activities
Acquisition of intangible assets	(22,414)	—	(22,414)

Net Cash Used in Investing Activities	(22,414)	—	(22,414)

Financing Activities
Proceeds from loans payable	197,050	—	197,050
Proceeds from note payable – related party	4,600	5,000	33,418
Proceeds from sale of common stock	—	—	52,500

Net Cash Provided by Financing Activities	201,650	5,000	282,968

Increase in Cash	8,204	—	9,792
Cash - Beginning of Period	1,588	12,500	—

Cash - End of Period	9,792	12,500	9,792

Non-cash Financing and Investing Activities:

Acquisition of intangibles for common and preferred shares		6,199

Supplemental Disclosures:

Interest paid	—	—	—
Income taxes paid	—	—	—

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

Our operating expenses and net loss during the three months ended September 30, 2013 were $169,508, as compared with $2,000 for the same period ended 2012. Our operating expenses and net loss during the six months ended September 30, 2013 were $177,537, as compared with $4,000 for the same period ended 2012. Our operating expenses from August 9, 2010 (Date of Inception) to September 30, 2013 were $267,496. For all periods mentioned, our operating expenses consisted mainly of professional and regulatory fees except for the three and six months ended September 30, 2013 we incurred $68,750 in consulting fees charged by our President and CEO.

We anticipate our operating expenses will increase substantially as we undertake our new plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $9,792. We had total current liabilities of $210,355 as of September 30, 2013. We had a working capital deficit of $200,563 as of September 30, 2013.

Operating activities used $171,032 in cash for the six months ended September 30, 2013. Our net loss of $177,537 primarily accounted for our negative operating cash flow. We used $22,414 on intangibles, mainly patent applications. Financing Activities during the six months ended September 30, 2013 generated $201,650 in cash during the period from $197,050 of unsecured, non-interest bearing loans from unrelated parties and $4,600 in loans from officers/directors.

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

Rich Pharmaceuticals, Inc.

Date:	January 17, 2014

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

