Form 10-Q
period 2013-12-31
Rich Pharmaceuticals, Inc.
filed 2014-02-19
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of common stock as of February18, 2014 was 414,328,104.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013
F-2	Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012 and period from August 9, 2010 (Inception) to December 31, 2013 (unaudited)
F-3	Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and the period from August 9, 2010 (Inception) to December 31, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2013	March 31. 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$17,565	$1,588
Total Current Assets	17,565	1,588

Fixed assets, net of accumulated depreciation (Note 4)	1,380	—

Other Assets
Intangible assets, net of accumulated amortization of $nil (Note 5)	28,613	—

Total Other Assets	28,613	—

Total assets	47,558	1,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	66,285	6,700
Due to related parties (Note 6)	100	24,318
Loans payable (Note 7)	147,050	—
Total Current Liabilities	213,435	31,018

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 and nil shares issued and outstanding, respectively (Note 8)	6,000	—
Common Stock, $0.001 par value, 37,503,000,000 shares authorized, 414,328,104 and 1,093,837,500 shares issued and outstanding, respectively (Note 8)	414,328	1,093,837
Additional Paid-in Capital	(197,393)	(1,041,337)
Additional Paid-in Capital – Stock warrants	14,582	—
Deficit Accumulated During the Development Stage	(403,394)	(81,930)
Total Stockholders' Deficit	(165,877)	(29,430)
Total Liabilities and Stockholders' Deficit	47,558	1,588

(See Notes to Financial Statements)

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Condensed Statement of Operations

For the Three Months and Nine Months Ended December 31, 2013 and

the Period from August 9, 2010 (Date of Inception) to December 31, 2013

(Unaudited)

	Three Months ended December 31, 2013	Three Months ended December 31, 2012	Nine Months ended December 31, 2013	Nine Months ended December 31, 2012	Period from August 9, 2010 (date of Inception) to December 31, 2013
Revenue	$—	$—	$—	$—	$—
Operating Expenses
Consulting - related party	79,856	—	148,606	—	148,606
Consulting	—	—	700	—	700
Office	17,008	—	20,343	—	20,343
Depreciation	39	—	39	—	39
Payroll & fees	15,736		15,736		15,736
Professional fees	22,035	2,000	85,608	4,000	167,538
Regulatory fees	936	—	35,856	—	35,856
Travel	8,318	—	14,576	—	14,576
Total Operating Expenses	143,928	2,000	321,464	4,000	403,394
Net Loss	(143,928)	(2,000)	(321,464)	(4,000)	(403,394)
Net Loss Per Share - Basic and Diluted	—	—	—	—	—
Weighted Average Shares Outstanding - Basic and Diluted	414,053,647	1,093,837,500	680,429,772	1,093,837,500

(See Notes to Financial Statements)

Rich Pharmaceuticals, Inc. (formerly Nepia Inc.)

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended December 31, 2013 and 2012 and the

Period from August 9, 2010 (Date of Inception) to December 31, 2013

(Unaudited)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	From August 9, 2010 (Inception) to December 31, 2013
Operating Activities
Net loss	$(321,464)	$(4,000)	$(403,394)
Depreciation	39	—	39
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	4,000
Increase in accounts payable	59,584	—	66,285
Net Cash Used in Operating Activities	(261,841)	—	(337,070)
Investing Activities
Acquisition of fixed assets	(1,419)	(1,419)
Acquisition of intangible assets	(22,413)	—	(22,413)
Net Cash Used in Investing Activities	(23,832)	—	(23,832)
Financing Activities
Proceeds from loans payable	147,050	—	147,050
Proceeds from note payable - related party	4,600	—	28,917
Proceeds from sale of common stock	150,000	—	202,500
Net Cash Provided by Financing Activities	301,650	—	378,467
Increase in Cash	15,977	—	17,565
Cash - Beginning of Period	1,588	29,811	—
Cash - End of Period	17,565	29,811	17,565
Non-cash Financing and Investing Activities:
Acquisition of intangibles for common and preferred shares	6,200	—	6,200
Supplemental Disclosures:
Interest paid	—	—	—
Income taxes paid	—	—	—

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

Fixed Assets

Property and equipment are recorded at cost and are depreciated using principally the straight-line method over the estimated useful lives of the related assets. The average useful lives of fixed assets are as follows

Computer equipment 3 years

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2013 we did not have any Long-Lived Assets that were impaired.

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

4. Fixed Assets

Fixed Assets consist of the following:

	December 31, 2013	March 31, 2013
Computer Equipment	$1,419	$—
Less accumulated depreciation	(39)	—
	$1,380	$—

5. Intangible Assets

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

6. Related Party Debt and Transactions

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

7. Notes Payable

Unrelated third parties loaned us $147,050 during the nine months ended September 30, 2013 to help us expand our operations. These loans are unsecured and non-interest bearing.

8. Common and Preferred Shares

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

On October 29, 2013, we issued 250,000 shares of Company common stock at Thirty Cents ($.30) per share, and warrants to purchase 250,000 shares of Company common stock at Fifty Cents ($.50) per share for a one year term. The value of the warrants at December 31, 2013 was $7,291.

On December 11, 2013, we issued 250,000 shares of Company common stock at Thirty Cents ($.30) per share, and warrants to purchase 250,000 shares of Company common stock at Fifty Cents ($.50) per share for a one year term. The value of the warrants at December 31, 2013 was $7,291.

9. Stock Warrants

The Company issued 500,000 stock warrants in connection with the issuance of common stock during the quarter ended December 31, 2013. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in ASC 815-40. The Company has estimated the fair value of the warrants issued in connection with the private placement at $0.03/warrant as of the grant dates using the Black-Scholes option pricing model. Each common stock purchase warrant has an exercise price of $0.50 and will expire 12 months from the effective date of the S-1.

10. Subsequent Events

The inventor of the intellectual property which was assigned to Rich Pharmaceuticals, Inc. in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC (see Note 5) is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division. The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang. The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper.

The Company believes the allegations in the complaint are without merit and the Company intends to defend itself in the litigation. However, we may incur substantial expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against us in the litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against us in the litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no additional subsequent events to record or to disclose.

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

On January 17, 2014, the Company executed a Waiver to Memorandum of Understanding and Asset Assignment Agreement with Imagic, LLC (“Imagic”) and Richard L. Chang Holding's, LLC (“Holdings LLC”) pursuant to which Imagic and Holdings LLC agreed to waive and terminate their rights to the reversion of the patent assets under the terms of the above-described Memorandum of Understanding and Asset Assignment Agreement dated as of July 18, 2013. The foregoing is only a brief description of the material terms of the waiver agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to our Current Report on Form 8-K which was filed with the SEC on January 17, 2014.

Results of Operations for the Three and Nine Months Ended December 31, 2013 and 2012, and Period from August 9, 2010 (Date of Inception) until December 31, 2013

We generated no revenue for the period from August 9, 2010 (Date of Inception) through December 31, 2013. We are a development stage company and do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three months ended December 31, 2013 were $143,928, as compared with $2,000 for the same period ended 2012. Our operating expenses and net loss during the nine months ended December 31, 2013 were $321,464, as compared with $4,000 for the same period ended 2012. Our operating expenses from August 9, 2010 (Date of Inception) to December 31, 2013 were $403,394. For all periods mentioned, our operating expenses consisted mainly of professional and regulatory fees except for the nine months ended December 31, 2013 we incurred $98,750 in consulting fees paid to our President and CEO.

We anticipate our operating expenses will increase substantially as we undertake our new plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $17,565. We had total current liabilities of $213,435 as of December 31, 2013. We had a working capital deficit of $195,870 as of December 31, 2013.Operating activities used $261,841 in cash for the nine months ended December 31, 2013. Our net loss of $321,464 primarily accounted for our negative operating cash flow. We used $22,413 on intangibles, mainly patent applications. Financing Activities during the nine months ended December 31, 2013 generated $301,650 in cash during the period from $150,000 through the sale of common stock and warrants; $147,050 of unsecured, non-interest bearing loans from unrelated parties and $4,600 in loans from officers/directors.

As of December 31, 2013 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

After the period ending June 30, 2013, we appointed a new Chief Executive Officer and Chief Financial Officer who is responsible for our internal control over financial reporting. This represents a changes in our internal control over financial reporting during the six months ended December 31, 2013 that is expected to have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as this individual is now responsible for responsible for our internal control over financial reporting and establishing the processes related to such internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division. The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang. The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper.

The Company believes the allegations in the complaint are without merit and the Company intends to defend itself in the litigation. However, we may incur substantial expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against us in the litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against us in the litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. T he inventor of the intellectual property assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co LTD. (Biosuccess), a company who was previously assigned licensing rights but due to a breach of contract the writes were retracted. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division. The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang. The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. We may incur substantial expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against us in the litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against us in the litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

Also, our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also become subject to injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Capital Market Risks

Our common stock is not traded, so you may be unable to sell your shares to raise money or otherwise desire to liquidate your shares.  T here is no trading activity in our stock as of the date of this quarterly report on Form 10Q. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. Even if we can begin trading on the OTC Markets or OTC Bulletin Board, the trading volume may be very limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect our underlying value. If we begin trading, the market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of October 29, 2013, we sold 250,000 shares of our common stock, and warrants to purchase 250,000 shares of Company common stock at fifty cents ($.50) per share for a one year term, to an accredited investor for a total purchase price of $75,000.00. These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The investor represented its intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Effective as of December 11, 2013, we sold 250,000 shares of our common stock and warrants to purchase 250,000 shares of Company common stock at fifty cents ($.50) per share for a one year term, to an accredited investor for a total purchase price of $75,000.00. These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The investor represented its intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

Rich Pharmaceuticals, Inc.

Date:	February 19, 2014

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

