Form 10-K
period 2014-03-31
Rich Pharmaceuticals, Inc.
filed 2014-07-15
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0

As of July 11, 2014, there were 420,463,772 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. Statements in this report concerning the following are forward looking statements:

·                     future financial and operating results;

·                     our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

·                     the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;

·                     expectations concerning market acceptance of our products;

·                     current and future economic and political conditions;

·                     overall industry and market trends;

·                     management’s goals and plans for future operations; and

·                     other assumptions described in this report underlying or relating to any forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that may cause actual results to differ from those projected include the risk factors specified below.

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

·                     "we," "us," "our" and "Company" refer to the business of Rich Pharmaceuticals, Inc.;

·                     "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

·                     "SEC" refers to the United States Securities and Exchange Commission;

·                     "Securities Act" refers to the United States Securities Act of 1933, as amended;

·                     "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

PART I

ITEM 1.  BUSINESS

Business Overview

The Company is developing PD-616 for the treatment of Acute Myelogenous Leukemia (AML), and to cause elevation of white blood cells (WBC) in patients depleted of these elements due to various conditions.

The Technology

The priority drug development efforts of the Company are focused on the use of PD-616, a naturally occurring compound that has a number of properties that are uniquely suited for the treatment of patients with Acute Myelocytic Leukemia (AML). Company scientists had worked with PD-616 in the laboratory for many years studying its ability to convert cancer cells to normal cells, a process called differentiation. It was also observed in some instances to cause cancer cell death. These observations were the basis of the proposal to test PD-616 in relapsed AML patients in China and later in the US and resulted in findings that were sufficiently encouraging to support further interest in this drug to treat AML. During the course of these preliminary clinical studies PD-616 was found to be extremely potent in causing a marked and favorable increase in white blood cells (WBC) in blood, key elements in fighting infections. These results were also observed in cancer patients whose WBC were depleted due to the toxic effects of chemotherapeutic drugs used during the course of their therapy.

Clinical Studies in Acute Myelocytic Leukemia

Based on the known properties of PD-616, it was first administered in a pilot study in China, either alone or in combination with standard drugs, and caused temporary remission of AML in some patients’ refractory to standard therapy. Several patients recovered sufficiently with PD-616 treatment to return to their normal occupations, symptom-free. Interest in these findings led to a Phase 1 investigator-sponsored trial in 35 patients by a leading oncologist at a leading cancer hospital in New Jersey, the University of Medicine and Dentistry of New Jersey (UMDNJ). This study determined the maximum tolerated dose of PD-616 and described its relatively mild side effects. The results of this Phase 1 trial led to interest by the same investigator to initiate a Phase 2 study. The use of PD-616 in treatment of refractory AML is expected to qualify for a “fast track” designation at the United States Food and Drug Administration (FDA), and the Company expects to apply for “orphan drug” status. An “orphan drug” is a pharmaceutical agent that has been developed specifically to treat a rare medical condition, the condition itself being referred to as an orphan disease. The Company’s clinical plans are expected to result in completion of the required clinical studies in 2016 and provide a basis for market approval for the treatment of AML. The Company estimates the budget for reaching market approval for the treatment of AML to be $40 million. However, should the Company be able to obtain “orphan drug” status from the FDA, that timeline could be accelerated to 2015 and budget reduced to $20 million. All plans are subject to the Company obtaining adequate financing, or partnering with a third party, to fund the cost of the studies. The Company cannot provide any assurances that it will be able to obtain such financing or partnering arrangement.

Clinical Results in Elevation of White Blood Cells

Clinical studies in over 100 cancer patients demonstrated the potent ability of PD-616 to stimulate the production of white blood cells (WBC) and neutrophils. Both the treatments for various diseases and the disease themselves can result in extremely low numbers of these elements. Their elevation is essential to prevent post-treatment infections common to these patients. In comparative studies in animals, PD-616 is significantly more potent than marketed drugs used for this purpose. The effect of PD-616 on the elevation of these and other blood elements will be measured during treatment of AML.

Market Opportunities

AML

It is estimated that 40,000 people in the US have AML and an additional 14,000 are diagnosed annually with a yearly death rate of over 10,000. Based on this incidence, the potential market for PD-616 for the treatment of AML is approximately $1 to 2 billion peak sales annually in the US and more than $5 billion worldwide.

White Blood Cell

Currently marketed drugs for elevating key infection-fighting blood elements are used in supportive cancer care, inflammation, nephrology and bone disease. In 2012, this market exceeded $3 billion. The clinical use of PD-616 for these purposes is expected to have several key therapeutic advantages over marketed drugs, along with a clean safety profile and observed high efficacy is expected to result in a 15 to 30 percent market share and peak annual sales of $0.5 to $1 billion. Amgen would be the Company’s largest competitor in this market.

Patent

The Company has been assigned United States Patent No. 6,063,814, entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents,” and utility patent application titled “Compositions and Methods of Use Of Phorbol Esters For The Treatment of Neoplasms (Acute Myeloid Leukemia).” The patent is intended to provide the Company with exclusive rights to the use of intravenous PD-616 for therapeutic purposes. Provided that the Company can obtain additional funding, the Company intends to expand its patents through the addition of indications for use and adding protection in appropriate countries.

Government Regulations

The research, pre-clinical development, clinical trials, product manufacturing and marketing which may be conducted by the Company is subject to regulation by the FDA and similar health authorities in foreign countries. The proposed products and technologies of the Company also may be subject to certain other federal, state and local government regulations, including, without limitation, the Federal Food, Drug and Cosmetic Act, and their state, local and foreign counterparts. Although there can be no such assurance, the Company does not believe that compliance with such laws and regulations has, nor is presently expected to have, a material adverse effect on the business of the Company. However, the Company cannot predict the extent of the adverse effect on its business or the financial and other cost that might result from any government regulations arising out of future legislative, administrative or judicial action.

Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in the United States include: (i) pre-clinical laboratory tests, in vivo pre-clinical studies in animals, toxicity studies and formulation studies; (ii) the submission to the FDA of an IND application for human clinical testing, that must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to the FDA; and (v) FDA approval of the marketing application prior to any commercial sale or shipment of the drug.

Pre-clinical studies include laboratory evaluation of the product, conducted under Good Laboratory Practice (GLP) regulations, and animal studies to assess the pharmacological activity and the potential safety and effectiveness of the drug. The results of the pre-clinical studies are submitted to the FDA in the IND. Unless the FDA objects to an IND, it becomes effective 30 days following submission and the clinical trial described in the IND may then begin.

Every clinical trial must be conducted under the review and oversight of an institutional review board (IRB) at each institution participating in the trial. The IRB evaluates, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial introduction of the drug to a small group of healthy subjects to test for safety, dosage tolerance, and the essential characteristics of the drug. Phase II involves studies in a limited number of patients to test the safety and efficacy of the drug at different dosages. Phase III trials involve large-scale evaluation of safety and effectiveness, usually (though not necessarily) in comparison with placebo or an existing treatment.

The results of the pre-clinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation, manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval. In some cases, the FDA may approve a product but require additional clinical tests following approval (i.e., Phase IV).

In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and must comply with Good Manufacturing Practice ("GMP"). To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

If marketing approval of any Company product is granted, the Company must continue to comply with FDA requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA of adverse experiences and other information. In addition, the Company must comply with federal and state health care anti-kickback laws and other health care fraud and abuse laws that affect the marketing of pharmaceuticals. Failure to comply with applicable laws and regulations could subject the Company to administrative or judicial enforcement actions, including but not limited to product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products or withdrawal of existing approvals, as well as increased product liability exposure, any of which could have a material adverse effect on tile company's business, financial condition, or results of operations.

For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Community ("EU"). Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. At present, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. This foreign regulatory approval process includes, at least, all of the risks associated with FDA approval set forth above. The Company could possibly have greater difficulty in obtaining any such approvals and also might find it more difficult to protect its intellectual property abroad.

Compliance with Environmental Laws

The Company's business may be subject to regulation under federal, state, local, and foreign laws regarding environmental protection and hazardous substance control. The Company believes that its compliance with these laws will have no adverse impact upon its capital expenditures, earnings or competitive position. Federal, state and foreign agencies and legislative bodies have expressed interest in the further environmental regulation of the biotechnology industry. The Company is unable to estimate the extent and impact of such, if any, future federal, state, local legislation or administrative environmental action.

Seasonality

We do not expect that our business will experience any seasonality.

Our Employees

We have one full time contracted position and 7 part-time contracted positions as of the date of this Annual Report.

Backlog

We do not have any order backlog as of the date of this Annual Report.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are available on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is www.sec.gov.  In addition the SEC maintains a Public Reference Room where you can obtain these materials, which is located at 100 F Street, N.E., Washington, D.C. 20549. To obtain more information on the operation of the Public Reference Room call the SEC at 1-800-SEC-0330.

July 2013 Business Change

Prior to July 18, 2013, the Company was a shell company with no or nominal operations after unsuccessfully pursuing a boiler business. On July 18, 2013, the Company entered into a Memorandum of Understanding and Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC (“Imagic”) and Richard L. Chang’s Holdings, LLC to acquire certain assets including United States Patent No. 6,063,814 entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent.

On July 19, 2013, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officer and directors, Li Deng Ke and Xiong Chao Jun. Pursuant to the Agreement, we transferred all assets and business operations associated with our boiler business to Messrs. Ke and Jun. In exchange, Messrs. Ke and Jun agreed to assume and cancel all liabilities relating to our former business, including shareholder and officer loans amounting to $24,318. In connection with this Agreement, Messrs. Ke and Jun further sold 1,275,000 shares of their common stock in our company to Mr. Chang, and Mr. Chang cancelled 1,200,517 of those shares he received and returned them to our treasury.

In connection with the Agreement and Assignment Agreement, Sean Webster resigned in his position as an officer and director with our company. In his stead, Ben Chang was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Under the direction of our newly appointed officer and director, the Company engaged in its new business to pursue the development of PD-616 (12–O-tetradecanoylphorbol-13-acetate) for the treatment of Acute Myelogenous Leukemia (AML) and Stroke (for the treatment of loss of function caused by Stroke.)

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Notes Regarding Forward-Looking Statements" for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

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

As of the date of this Annual Report on Form 10K, we have limited cash resources. Due to our expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our technology. During the next 12 months and potentially thereafter, we will have to raise additional funds to continue the development and commercialization of our technology. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our technologies, restrict our operations or obtain funds by entering into agreements on unattractive terms.

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

Capital Market Risks

Our common stock recently commenced trading and has limited volume and high price volatility, so you may be unable to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company’s common stock commenced trading March 14, 2014 on the OTC Markets. The trading volume has been very limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect our underlying value. The market price of our common stock is subject to wide fluctuations, and may be subject to further fluctuations based on announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders.

We have issued convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. The note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. If shares of our common stock are issued due to the conversion of some or all of the convertible notes in the future, the ownership interests of existing stockholders will be diluted.

The Company’s common stock was the subject of an unauthorized spam stock promotion.

In April 2014, the Company was made aware of spam stock promotion regarding shares of the Company. The Company received complaints, and was forwarded emails and links to social media sites, relating to unsolicited messages containing false and misleading information regarding the Company and its stock price. The spam mails touted RCHA as "the opportunity of the year" that could go past "2 or 3 dollars". The Company did not, and does not, authorize, endorse or sponsor these illegal spam stock promotions or any of the information contained in the emails. However, the spam stock promotions caused the OTC Markets to place a skull and crossbones next to the Company’s stock symbol on the OTC Markets website warning investors with respect to the Company’s stock, and may have caused reputational damage to the Company and its stock. The Company does not have the ability to stop or restrict any future spam stock promotions which may occur and any such future promotions could have an adverse effect on the Company and its share price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212, where we have shared use of the office space and conference rooms comprised of approximately 450 square feet. We believe the leased office space is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTC Markets under the symbol “RCHA”. The table below lists the high and low closing prices per share of our common stock for the fourth quarter of the year ended March 31, 2014 from the date our stock was first traded on March 14, 2014, as quoted on the OTC Markets. Prior to March 14, 2014, there was no public market for our common stock.

For The Year Ended March 31, 2014	High	Low
Fourth Quarter (March 14, 2014 to March 31, 2014)	$.30	$.30

Holders

As of May 31, 2014, there are approximately 25 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, and its phone number is 702-818-5898

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Recent Sales of Unregistered Securities

On March 10, 2014 the Company issued 83,334 shares of Company common stock at Thirty Cents ($.30) per share, and warrants to purchase 83,334 shares of Company common stock at Fifty Cents ($.50) per share for a one year term. The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

On March 20, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company's common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended March 31, 2014, the Company has not converted any portion of this note into shares of common stock. The foregoing is only a brief description of the material terms of the convertible note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the convertible note which is filed as an exhibit to this Annual Report. The issuance of the note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 6, 2013, our Board of Directors adopted the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the “Plan”). The Plan is intended to promote the interests of our Company by “providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Company as an incentive for them to remain in the service of the Company. The Plan is divided into two separate equity programs: 1) a stock option grant program; and 2) a stock issuance program. The maximum number of shares available to be issued under the Plan is currently 60,004,800 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future.

The Plan is administered by our Company’s Board of Directors. Persons eligible to participate in the Plan are: 1) employees; 2) non-employee members of our Company’s Board of Directors; and 3) consultants and other independent advisors who provide services to our Company. All grants under the Plan are intended to comply with the requirements under Internal Revenue Code Section 409A and activities under the Plan will be administered accordingly. Options granted under the Plan are evidenced by agreement between the recipient and our Company, subject to the following general provisions: 1) the exercise price shall not be less than 100% of the fair market value per share of our Company’s common stock on the date of grant (110% in the case of 10% or greater shareholders); and 2) the term of stock options shall be limited to a maximum of ten years. A complete description of the Plan is included as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2013.

Equity Compensation Plan Information

The table below sets forth information as of March 31, 2014 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	60,004,800	$.0498	12,501,502

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." below.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  See "Forward-Looking Statements," above.

Overview and Financial Condition

Results of Operations

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

We had no revenues during the periods ending March 31, 2014 and March 31, 2013. In July 2013, the Company entered the start-up phase of its operations.

Operating expenses for the year ending March 31, 2014 were $3,004,595 which consisted primarily of $1,869,273 non-cash charges related to issuance of stock options to officers and consultants and $335,000 in consulting fees. Operating expenses for the year ending March 31, 2013 were $31,350 which consisted primarily of accounting expenses. Operating expenses increased significantly compared to the year ending March 31, 2013 due to entering into operations from the previous non-operational shell status of the Company in July 2013.

We had a net loss of $3,004,937 for the year ending March 31, 2014 compared to a net loss of $31,350 for the year ending March 31, 2013. The increase in the net loss was due to the commencement of operations in July 2013 and non-cash charges discussed above.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.

As of March 31, 2014, our Company had cash totaling $12,387, and total assets of $15,209. We had total liabilities of $852,512 and a working capital deficit and Stockholders’ deficit totaled $(837,303) as of March 31, 2014.

Net cash used in operating activities was $342,832 for the year ended March 31, 2014, and was $418,062 for the period from August 9, 2010 (inception) to March 31, 2014. The net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous period from inception.

Net cash provided by financing activities was $400,050 for the year ended March 31, 2014, and was $476,868 for the period from August 9, 2010 (inception) to March 31, 2014. The net cash provided by financing activities was mainly attributable to proceeds from the sale of equity, warrants and convertible notes.

On October 29, 2013, the Company granted 250,000 shares of Company common stock at Thirty Cents ($.30) per share, and warrants to purchase 250,000 shares of Company common stock at Fifty Cents ($.50) per share for a one year term.

On December 11, 2013, the Company granted 250,000 shares of Company common stock at Thirty Cents ($.30) per share, and warrants to purchase 250,000 shares of Company common stock at Fifty Cents ($.50) per share for a one year term.

On March 10, 2014 the Company granted 83,334 shares of Company common stock at Thirty Cents ($.30) per share, and warrants to purchase 83,334 shares of Company common stock at Fifty Cents ($.50) per share for a one year term.

On March 20, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended March 31, 2014, the Company has not converted any portion of this note into shares of common stock.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through March 31, 2014. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense, the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

The following is a discussion of certain of the accounting policies that require management to make estimates and assumptions where the impact of those estimates and assumptions may have a substantial impact on our financial position and results of operations.

Income Taxes:

We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities, determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  In addition, FASB guidance requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

We review the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense.  When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Stock Based Compensation:

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended March 31, 2014, nor do we have any as of the date of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included beginning on page F-1 of this report:

F-1	Report of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of March 31, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended March 31, 2014 and 2013
F-4	Consolidated Statements of Stockholders' Equity for the years ended March 31, 2014 and 2013
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Rich Pharmaceuticals, Inc.

Beverly Hills, California

We have audited the accompanying balance sheets of Rich Pharmaceuticals, Inc. (formerly Nepia, Inc.), as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 9, 2010 (date of inception) to March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Pharmaceuticals, Inc. (formerly Nepia, Inc.), as of March 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended and the period from August 9, 2010 (date of inception) to March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Rich Pharmaceuticals, Inc. (formerly Nepia, Inc.) will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has not received revenue from sales of products or services, has a working capital deficit, and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 10, 2014

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2014 AND 2013

	2014	2013
ASSETS
Current Assets
Cash and equivalents	$12,387	$1,588
Prepaid expenses	1,561	0
Total Current Assets	13,948	1,588
Property and equipment, net	1,261	0
TOTAL ASSETS	$15,209	$1,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$180,672	$6,700
Accrued expenses	451,290	0
Due to related parties	36,000	24,318
Stock deposits	147,050	0
Convertible note payable	37,500	0
Total Liabilities	852,512	31,018
Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 and 0 shares issued and outstanding, respectively	6,000	0
Common stock, $.001 par value, 37,503,000,000 shares authorized, 414,411,438 and 1,093,837,500 shares issued and outstanding, respectively	414,411	2,625
Additional paid-in capital	2,043,690	49,875
Deficit accumulated during the development stage	(3,301,404)	(81,930)
Total Stockholders’ Deficit	(837,303)	(29,430)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,209	$1,588

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO MARCH 31, 2014

	Year ended March 31, 2014	Year ended March 31, 2013	Period from August 9, 2010 (Inception) to March 31, 2014
REVENUES	$0	$0	$0
OPERATING EXPENSES
Consulting expenses	335,000	0	335,000
Office expenses	39,569	0	39,569
Depreciation expense	158	0	158
Wages and taxes	291,358	0	291,358
Professional fees	115,304	31,350	197,234
Regulatory fees	37,591	0	37,591
Research and development	123,802	0	123,802
Stock-based compensation	1,869,273	0	1,869,273
Impairment of intangible assets	168,973	0	168,973
Travel, meals and entertainment	23,567	0	23,567
TOTAL OPERATING EXPENSES	3,004,595	31,350	3,086,525
LOSS FROM OPERATIONS	(3,004,595)	(31,350)	(3,086,525)
OTHER INCOME (EXPENSE)
Interest expense	(342)	0	(342)
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,004,937)	(31,350)	(3,086,867)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(3,004,937)	$(31,350)	$(3,086,867)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	615,222,893	1,093,837,500

See accompanying notes to financial statements.

 RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO MARCH 31, 2014

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Inception, August 9, 2010	—	$—	—	$—	$—	$—	$—
Issuance of common stock for cash	—	—	1,093,837,500	2,625	49,875	—	52,500
Net loss for the period ended March 31, 2011	—	—	—	—	—	(18,689)	(18,689)
Balance, March 31, 2011	—	—	1,093,837,500	2,625	49,875	(18,689)	33,811
Net loss for the year ended March 31, 2012	—	—	—	—	—	(31,891)	(31,891)
Balance, March 31, 2012	—	—	1,093,837,500	2,625	49,875	(50,580)	1,920
Net loss for the year ended March 31, 2013	—	—	—	—	—	(31,350)	(31,350)
Balance, March 31, 2013	—	—	1,093,837,500	2,625	49,875	(81,930)	(29,430)
Stock issued for intangible assets	6,000,000	6,000	82,767,038	199	117,774	—	123,973
Share cancellation	—	—	(762,776,434)	(1,831)	1,831	—	—
Forgiveness of shareholder debt	—	—	—	—	28,818	—	28,818
Stock split – 416.7 to 1	—	—	—	412,835	(198,298)	(214,537)	—
Stock options granted for services	—	—	—	—	663,307	—	663,307
Stock and warrants issued for cash	—	—	583,334	583	174,417	—	175,000
Stock options granted for services	—	—	—	—	23,825	—	23,825
Stock options granted for services	—	—	—	—	1,182,141	—	1,182,141
Net loss for the year ended March 31, 2014	—	—	—	—	—	(3,004,937)	(3,004,937)
Balance, March 31, 2014	6,000,000	$6,000	414,411,438	$414,411	$2,043,690	$(3,301,404)	$(837,303)

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM AUGUST 9, 2010 (INCEPTION) TO MARCH 31, 2014

	Year ended March 31, 2014	Year ended March 31, 2013	Period from August 9, 2010 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,004,937)	$(31,350)	$(3,086,867)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	158	0	158
Impairment of intangible assets	168,973	0	168,973
Stock-based compensation	1,869,273	0	1,869,273
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,561)	0	(1,561)
Increase in accounts payable	173,972	120	180,672
Increase in accrued expenses	451,290	0	451,290
Net Cash Used by Operating Activities	(342,832)	(31,230)	(418,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,419)	0	(1,419)
Acquisition of intangible assets	(45,000)	0	(45,000)
Net Cash Used by Investing Activities	(46,419)	0	(46,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received from related parties	40,500	20,318	64,818
Proceeds from stock deposits	147,050	0	147,050
Proceeds from sale of common stock	175,000	0	227,500
Issuance of convertible note payable	37,500	0	37,500
Net Cash Provided by Financing Activities	400,050	20,318	476,868
Net Increase (Decrease) in Cash and Cash Equivalents	10,799	(10,912)	12,387
Cash and cash equivalents, beginning of period	1,588	12,500	0
Cash and cash equivalents, end of period	$12,387	$1,588	$12,387
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$342	$0	$342
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$28,818	$0	$28,818
Common and preferred stock issued for intangible assets	$123,973	$0	$123,973

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 9, 2010 the Company was incorporated as Nepia Inc. in the State of Nevada. From August 9, 2010 to July 18, 2013, the Company was in the business of developing, manufacturing, and selling small boilers aimed at farmers primarily in Southeast Asia. Beginning on July 19, 2013, the Company acquired bio-pharmaceutical intellectual property for the treatment of acute myeloid leukemia (AML) and is entering into phase II human studies. The goal is to perfect this indication for marketing purposes for distribution world-wide. On August 26, 2013, as a consequence of our new business direction, the Company changed its name to Rich Pharmaceuticals, Inc. (“Rich” or “the Company”).

On July 18, 2013, the Company designated, from our 10,000,000 authorized shares of preferred stock, par value $0.001, 6,000,000 shares of Series “A” Preferred Stock. Our Series “A” Preferred Stock has voting rights of 100 votes per share and votes with common shares as a single class.

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 82,767,038 common shares, and 6,000,000 Series “A” Preferred shares. The common and preferred shares were valued at $123,973. The Company further agreed to use its best efforts to complete a financing resulting in proceeds of at least $2,000,000. If the Company was unable to raise $400,000 according to the terms of the Assignment Agreement, the patent reverts back to Imagic, LLC and its principals. On January 17, 2014, the right of reversion was terminated in exchange for a payment of $20,000.

On July 19, 2013, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. Pursuant to the Sale Agreement, the Company transferred all assets and business operations associated with our boiler business in exchange for assumption of all obligations associated with that business and cancellation of loans amounting to $28,818. The cancellation of debt was recorded as additional paid-in capital. In consequence to the Sale Agreement two former officers sold 531,292,500 common shares held by them to our new officer/director. In turn, our new officer/director agreed to cancel 500,255,434 of those shares he received and returned them to treasury for retirement. Certain other shareholders also agreed to cancel 262,521,000 common shares.

On September 5, 2013, the Company increased the authorized common shares, par value $0.001, from 90,000,000 shares to 37,503,000,000 shares. Correspondingly, the Company affirmed a forward split of 416.7 for 1 in which each shareholder was issued 416.7 common shares for each share held. All share and per share date included in these financial statements has been retrospectively adjusted to account for the stock split.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2014 and 2013 the Company had $12,387 and $1,588, respectively, of unrestricted cash.

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives of the assets are as follows:

Computer equipment	3 years

Long-Lived and Intangible Assets

The Company accounts for long-lived and intangible assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2014, the Company fully impaired their intangible assets to $0.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, amounts due to related parties, stock deposits, and a convertible note payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 60,000,000 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of March 31, 2014 and 2013:

	2014	2013
Computer equipment	$1,419	$—
Less: accumulated depreciation	(158)	—
Property and equipment, net	$1,261	$—

NOTE 3 – INTANGIBLE ASSETS

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 82,767,038 common shares and 6,000,000 Series “A” Preferred Stock. These shares were valued at a total of $123,973. The Company has also paid additional funds to third parties to further the development of this asset and terminate the right of reversion totaling $45,000. The Company analyzed the assets at March 31, 2014 and determined that the value could not be supported and impaired the assets to $0.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2014 and 2013:

	2014	2013
Wages and taxes	151,290	0
Consulting	300,000	0
Total accrued expenses	$451,290	$0

The Company amended a consulting agreement on May 7, 2014, to grant 2,500,000 shares to a consultant for work performed through March 31, 2014. The shares were valued on the grant date at $300,000 and that amount has been accrued as of March 31, 2014.

NOTE 5 – RELATED PARTY DEBT AND TRANSACTIONS

A former shareholder had loaned the company funds to help support operations. The amounts were unsecured, non-interest bearing and due on demand. The total due to the shareholder was $16,818 as of March 31, 2013.

A former officer had loaned the company funds to help support operations as well. The amount was unsecured, non-interest bearing and due on demand. The total due to the officer was $7,500 as of March 31, 2013.

During the three months ended June 30, 2013, former officers and shareholders loaned the Company $4,500.

On July 19, 2013, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. Pursuant to the Sale Agreement, the Company transferred all assets and business operations associated with its boiler business in exchange for assumption of all obligations associated with that business and cancellation of loans amounting to $28,818. The cancellation of debt was recorded as additional paid-in capital.

During the year ended March 31, 2014, the Company received loans from companies controlled by its new CEO or shareholders totaling $36,000. The loans are unsecured, non-interest bearing with no specific terms of repayment. The total due to related parties was $36,000 as of March 31, 2014.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 3,000,240 shares of common stock at an exercise price of $0.02 per share. The CEO earned $229,167 through March 31, 2014 as a result of this agreement, of which, $129,717 has been accrued as of March 31, 2014.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 1,469,000 shares of common stock in exchange for the deposits.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On March 20, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2014, the Company has not converted any portion of this note into shares of common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is approximately $2,500.

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

The Company believes the allegations in the complaint are without merit and the Company intends to defend itself in the litigation. However, the Company may incur substantial expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against us in the litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against us in the litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

NOTE 9 – EQUITY TRANSACTIONS

The Company has 37,503,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

At inception, the Company issued 1,093,837,500 shares of common stock for total cash proceeds of $52,500.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 9 – EQUITY TRANSACTIONS

On July 18, 2013, the Company designated, from the 10,000,000 authorized shares of preferred stock, 6,000,000 shares of Series “A” Preferred Stock. The Series “A” Preferred Stock has voting rights of 100 votes per share and votes with common shares as a single class.

On July 18, 2013, the Company granted 6,000,000 Series “A” Preferred shares and 82,767,038 common shares for the intellectual property The common and preferred shares were valued at a total of $123,973.

On July 19, 2013, our new officer/director agreed to cancel 500,255,434 common shares and returned them to treasury. Certain other shareholders also agreed to cancel 262,521,000 common shares.

On September 5, 2013, the Company increased the authorized common shares from 90,000,000 to 37,503,000,000. Correspondingly, the Company affirmed a forward split of 416.7 for 1 in which each shareholder was issued 416.7 common shares for each share held. All share and per share date included in these financial statements has been retrospectively adjusted to account for the stock split.

On October 29, 2013, the Company granted 250,000 units at $0.30 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.50 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs can is below.

On December 11, 2013, the Company granted 250,000 units at $0.30 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.50 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs can is below.

On March 10, 2014, the Company issued 83,334 units at $0.30 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.50 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs can is below.

The following is a summary of the inputs used to determine the value of the warrants using the Black-Scholes option pricing model.

Date	October 29, 2013	December 11, 2013	March 10, 2014
Warrants	250,000	250,000	83,334
Stock price on grant date	$0.30	$0.02	$0.02
Exercise price	$0.50	$0.50	$0.50
Expected life	1 year	1 year	1 year
Volatility	147%	64%	65%
Risk-free rate	0.12%	0.11%	0.13%
Calculated value	$10,473	$0	$0
Fair value allocation of proceeds	$7,381	$0	$0

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 9 – EQUITY TRANSACTIONS

The following is a summary of the warrant activity for the year ended March 31, 2014:

	Number of warrants	Weighted average exercise price
Outstanding, April 1, 2013	0	$0.00
Granted	583,334	$0.50
Exercised	—	—
Expired	—	—
Outstanding, March 31, 2014	583,334	$0.50

During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants.

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option, whichever can be more clearly determined.

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014
Options	41,003,280	1,500,000	5,000,000
Stock price on grant date	$0.02	$0.02	$0.30
Exercise price	$0.0191984	$0.0191984	$0.30
Expected life	10.00	10.00	10.00
Volatility	76%	74%	74%
Risk-free rate	2.94%	2.71%	2.65%
Calculated value	$663,307	$23,825	$1,182,141

The following is a summary of the option activity for the year ended March 31, 2014:

	Number of options	Weighted average exercise price
Outstanding, April 1, 2013	0	$0.00
Granted	47,503,280	$0.05
Exercised	—	—
Expired	—	—
Outstanding, March 31, 2014	47,503,280	$0.05

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 10 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $3,086,867 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended March 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$1,021,679	$10,659
Less: valuation allowance	(1,021,679)	(10,659)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,049,535	$27,856
Less: valuation allowance	(1,049,535)	(27,856)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,086,867 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – LIQUIDITY AND GOING CONCERN

The Company has a working capital deficit, has not yet received revenues from sales of products or services, and has incurred losses since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

RICH PHARMACEUTICALS, INC.

(FORMERLY NEPIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 12 – SUBSEQUENT EVENTS

The Company amended a consulting agreement on May 7, 2014, to grant 2,500,000 shares to a consultant for work performed through March 31, 2014. The shares were valued on the grant date at $300,000 and that amount has been accrued as of March 31, 2014.

The Company signed subscription agreements with four investors on June 16, 2014 to grant 1,469,000 shares of common stock in exchange for the stock deposits totaling $147,050.

On April 18, 2014, the Company issued a convertible note payable in the amount of $53,000. The note bears 8% interest and is due on January 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On July 1, 2014, the Company issued 1,000,000 shares to its outside legal counsel for payment against past and future invoices for services provided.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name Age Position

Ben Chang 50 President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

David Chou, Ph.D. 58 Director

Ben Chang was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on July 18, 2013. Mr. Chang founded Rich Pharmaceuticals in January 2013. From October 2006 until January 2013, Mr. Chang served as the Chief Financial Officer and subsequently President and Chief Operating Officer of Biosuccess Biotech Co. LTD., a biopharmaceutical company based in Los Angeles, California. During his tenure at Biosuccess, his responsibilities included arranging and leading all corporate and financial operations in North America. Mr. Chang started his life-science career as co-founder of Sun-Rich Chemicals, a product development and distribution organization for nutraceuticals. Mr. Chang has over 25 years of pharmaceutical and executive level experience. Mr. Chang also has experience in international banking, venture capital acquisition, finance, and organizational design and operations. Mr. Chang has a Bachelor of Science Degree in Economics from East Carolina University where he focused on accounting and international business.

David Chou, Ph.D. was appointed to the Company’s Board of Directors on September 6, 2013. Mr. Chou is a pharmaceutical development expert with more than 25 years of experience and he has led numerous development projects from pre-clinical evaluation stage to product commercialization. Prior to joining Rich Pharmaceuticals, Mr. Chou was the Chief Product Development Officer at Biosuccess Biotech where he led the product development and manufacturing activities for various indications. Before his career with Biosuccess Biotech, Mr. Chou was the Head of CMC (a Vice President level position) at SBIO, Inc. from 2010 to 2012. While at SBIO, he managed the technical development of 4 clinical stage products and made significant contributions to the success of product out-licensing deals with a total value of more than $500 million. From 1998 to 2010, Mr. Chou held director level positions in pharmaceutical development fields at various biopharmaceutical companies including Neurobiological Technologies, PharmaEngine, Oculex and SUGEN and his development portfolios included Sutent® currently marketed by Pfizer and OZURDEX® marketed by Allergan. Prior to his biotech career, Mr. Chou held various management positions at Hoffmann La-Roche for more than 12 years. At Roche, his development team contributed and submitted more than 20 INDs and 6 full NDAs including marketed products such as Xeloda® (Capecitabine), Xenical® (Orlistat) and Hivid® (Zalcitabine). Mr. Chou received a Ph.D. degree in Chemistry from the City University of New York.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Delaware Corporations Code. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Delaware Corporations Code. The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Committees of the Board

We do not currently have standing nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have a nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the board. Our current director is not an independent director as defined in the NASD listing standards.

It is anticipated that in the future as the Company grows that the Board of Directors will be expanded and form separate compensation and nominating committees, and appoint members to the audit committee, including an audit committee financial expert.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors currently performs the services of an audit committee. Our current director cannot be considered an “audit committee financial expert.” We will need to attract an individual with the qualification of an audit committee expert to our Audit Committee. At this time, we have not identified such an individual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended March 31, 2014, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company. In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o  Rich Pharmaceuticals, Inc., to the address set forth on the cover page of this Annual Report.

Board Leadership Structure and Role on Risk Oversight

Mr. Chang currently serves as the Company’s principal executive officer and chairman. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Director Qualifications

In evaluating director nominees, our Company considers the following factors:

• The appropriate size of the Board;

• Our needs with respect to the particular talents and experience of our directors;

• The knowledge, skills and experience of nominees;

• Experience with accounting rules and practices; and

• The nominees’ other commitments.

Our Company’s goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience. Other than the foregoing, there are no stated minimum criteria for director nominees. Specific talents and qualifications that we considered for the members of our Company’s Board of Directors are as follows:

• Mr. Chang has over 25 years of pharmaceutical and executive level experience. Mr. Chang also has experience in international banking, venture capital acquisition, finance, and organizational design and operations.

• Mr. Chou is a pharmaceutical development expert with more than 25 years of experience and he has led numerous development projects from pre-clinical evaluation stage to product commercialization.

Family Relationships

None.

Code of Ethics

Effective as of July 1, 2014, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

• honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

• full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

• the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

• accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be afforded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our board of directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at Rich Pharmaceuticals, Inc., at the address on the cover page of this Annual Report. A copy of our Code of Business Conduct and Ethics is also attached as an exhibit to this Annual Report.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in "Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence," none of our current directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ben Chang, Chief Executive Officer, Chief Financial Officer, Director	2014 2013	$229,167 —	— —	— —	$48,535 —	— —	— —	— —	$277,702 —

(1)	Effective September 6, 2013, the Company entered into an Employment Agreement with Mr. Chang. The Employment Agreement provides for a term of two (2) years; annual base compensation of $275,000; an initial bonus of $68,750; and a grant of 3,000,240 stock options under the Company’s 2013 Plan. The Company paid a salary to Mr. Chang of $229,167, which includes wages received of $99,450 and wages accrued of $129,717 and was recorded under other current liabilities as of March 31, 2014.

Employment Agreements

Effective September 6, 2013, the Company entered into an Employment Agreement with Mr. Chang, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two (2) years; annual base compensation of $275,000; the issuance of 3,000,240 options to purchase shares of Company common stock; and an initial bonus of $68,750. The foregoing is only a brief description of the material terms of the Employment Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on September 12, 2013.

Grants of Stock Awards

During the fiscal year ending March 31, 2014, Ben Chang, our Chief Executive Officer, was awarded options to purchase up to 3,000,240 shares of our Common Stock under our 2013 Plan. The options vested 50% on grant and 50% monthly over the 24 month term of his employment agreement and provide for a right of cashless exercise. The exercise price of the options are $.0191984 per share.

During the fiscal year ending March 31, 2013, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the fiscal years ending March 31, 2014 and 2013, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

At March 31, 2014, Ben Chang had 3,000,240 options issued under the 2013 Plan, and David Chou had 4,000,320 options issued under the 2013 Plan.

Compensation of Directors

During the fiscal year ending March 31, 2014, David Chou received options to purchase up to 4,000,320 shares of common stock under the 2013 Plan as compensation for his services as a director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2014, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the class of stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares of common stock outstanding totaling 415,494,772, and the number of shares of preferred stock outstanding totaling 6,000,000, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of May 31, 2014 as shown below.

Class of Securities	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (2)
	Officers and Directors
Preferred Stock	Ben Chang	6,000,000 (3)	100%
Common Stock	Ben Chang	112,875,434 (4)	27%
Common Stock	David Chou	2,750,220 (5)	*
Common Stock	All directors and executive officers as a group (2 persons)	115,625,654 (4)(5)	27%
	5% or Greater Stockholders
Common Stock	Imagic, LLC 312 North Mansfield Ave. Los Angeles, CA 90036	77,713,038 (6)	18.7%

* Less than 1 percent.

(1)                 Unless otherwise noted, the address is c/o Rich Pharmaceuticals, Inc., 9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212.

(2)                 Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all warrants issued to the beneficial owners which are exercisable within 60 days of May 31, 2014) by the total shares of common stock outstanding as of May 31, 2014.

(3)                 Includes options to purchase up to 2,062,665 shares of common stock issued under the 2013 Plan which are exercisable within 60 days after May 31, 2014. Also includes the 77,713,038 shares of common stock held by Imagic, LLC which Mr. Chang is deemed to beneficially own.

(4)                 The Preferred Stock has 100 to 1 voting rights over shares of common stock.

(5)                 Includes options to purchase up to 2,750,220 shares of common stock issued under the 2013 Plan which are exercisable within 60 days after May 31, 2014.

(6)                 Ben Chang is the sole manager and member of Imagic, LLC and has sole investment and voting control of the shares of Company common stock held by Imagic, LLC. He is therefore deemed to be the beneficial owner of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of any transaction occurring since April 1, 2012, or any proposed transaction, in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

On July 19, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officer and directors, Li Deng Ke and Xiong Chao Jun. Pursuant to the Agreement, we transferred all assets and business operations associated with our boiler business to Messrs. Ke and Jun. In exchange, Messrs. Ke and Jun agreed to assume and cancel all liabilities relating to our former business, including shareholder and officer loans amounting to $24,318. Messrs. Ke and Jun further sold 1,275,000 shares of their common stock in our company to Mr. Chang, and Mr. Chang cancelled 1,200,517 of those shares he received and returned them to our treasury.

On July 16, 2013, the Company entered into a Memorandum of Understanding and Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC (“Imagic”) and Richard L. Chang’s Holdings, LLC (“Holdings LLC”) to acquire certain assets including United States Patent No. 6,063,814 entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the acquired assets, the Company agreed to issue Imagic 198,625 shares of our common stock and to issue Ben Chang 6,000,000 shares of Series A Preferred Stock with super voting rights. Imagic is owned and controlled by Ben Chang, and Holdings LLC is owned and controlled by Ben Chang’s father, Richard L. Chang. The Assignment Agreement also provided that the Company agreed to use its best efforts to complete a financing resulting in proceeds of at least US$2,000,000, and if the Company was unable to raise $400,000 according to the terms of the Assignment Agreement, the assets could revert back to Imagic and Holdings LLC. On January 17, 2014, the Company executed a Waiver to Memorandum of Understanding and Asset Assignment Agreement with Imagic and Holdings LLC pursuant to which Imagic and Holdings LLC agreed to waive and terminate their rights to the reversion of the patent assets under the terms of the Assignment Agreement. As part of the Assignment Agreement, Imagic and Holdings LLC have the option at any time after November 1, 2013 and before November 1, 2014, to assign to us any and all interest these companies have in the indication, patents and intellectual property related to Hodgkin’s Lymphoma in consideration for us issuing to Ben Chang: (i) 476,820 restricted shares of our common stock; and (i) 1.0408 restricted shares of our common stock for each one share of our restricted common stock issued by us prior to the date which we receive notice of intent to exercise the option, adjusted for any stock split we happen to undertake.

As of March 31, 2014, the Company received loans with a total balance of $11,000 from Imagic, LLC and $25,000 from Rich BioScience, both of which entities are controlled by Ben Chang, our Chief Executive Officer.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Promoters and Control Persons

Mr. Chang as an the sole officer, a director and beneficial owner of 27% of the outstanding common stock and 100% of the preferred stock would be considered a control person of the Company.

Director Independence

The Board has determined that neither of our directors is independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2014 were $22,500.

(2) Audit-Related Fees

There were no fees billed during the two years ended March 31, 2014 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2014 and March 31, 2013.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended March 31, 2014.

(5) Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2014. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2) Financial Statement Schedules—As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
3.3	Certificate of Designations of Series A Preferred Stock, dated July 18, 2013 (2)
10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated July 19, 2013 (2)
10.2	Memorandum of Understanding and Assignment Agreement dated July 18, 2013 (2)
10.3	Employment Agreement with Ben Chang dated September 6, 2013 (3)
10.4	2013 Stock Option/Stock Issuance Plan (3)
10.5	Waiver to Memorandum of Understanding and Asset Assignment Agreement dated January 17, 2014 (4)
10.6	Convertible Promissory Note with Asher Enterprises, Inc.
14.1	Code of Ethics
21.1	List of Subsidiaries
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxely Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following material from the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement Filed on Form S-1 filed with the SEC on April 25, 2011.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 24, 2013.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 12, 2013.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 17, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	July 15, 2014

/s/ Ben Chang
By:	Ben Chang
Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ben Chang Ben Chang	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	July 15, 2014

/s/ David Chou David Chou	Director	July 15, 2014

