Form 10-Q
period 2014-06-30
Rich Pharmaceuticals, Inc.
filed 2014-08-19
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________
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

The number of shares outstanding of common stock as of August 4, 2014 was 420,463,772.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

RICH PHARMACEUTICALS, INC.

BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2014 AND MARCH 31, 2014

	June 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and equivalents	$0	$12,387
Prepaid expenses	101,561	1,561
Total Current Assets	101,561	13,948

Property and equipment, net	1,143	1,261

TOTAL ASSETS	$102,704	$15,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$248,364	$180,672
Bank overdraft	1,863	0
Accrued expenses	229,895	451,290
Due to related parties	5,000	36,000
Stock deposits	0	147,050
Convertible note payable	133,000	37,500
Total Liabilities	618,122	852,512

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $.001 par value, 37,503,000,000 shares authorized, 419,463,772 and 414,411,438 shares issued and outstanding, respectively	419,464	414,411
Additional paid-in capital	2,880,980	2,043,690
Accumulated deficit	(3,821,862)	(3,301,404)
Total Stockholders’ Deficit	(515,418)	(837,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,704	$15,209

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months ended June 30, 2014	Three Months ended June 30, 2013

REVENUES	$0	$0

OPERATING EXPENSES
Consulting expenses	80,000	0
Office expenses	22,838	0
Depreciation expense	118	0
Wages and taxes	151,079	0
Professional fees	125,879	8,029
Regulatory fees	1,065	0
Stock-based compensation	120,293	0
Travel, meals and entertainment	16,937	0

TOTAL OPERATING EXPENSES	518,209	8,029

LOSS FROM OPERATIONS	(518,209)	(8,029)

OTHER INCOME (EXPENSE)
Interest expense	(2,249)	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(520,458)	(8,029)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(520,458)	$(8,029)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	417,091,310	1,093,837,500

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months ended June 30, 2014	Three Months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(520,458)	$(8,029)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	118	0
Stock-based compensation	120,293	0
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(100,000)	0
Increase in accounts payable	67,692	0
Increase in bank overdraft	1,863	0
Increase in accrued expenses	78,605	1,941
Net Cash Used by Operating Activities	(351,887)	(6,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	(31,000)	64,500
Proceeds from sale of common stock and warrants	275,000	0
Issuance of convertible note payable	95,500	0
Net Cash Provided by Financing Activities	339,500	64,500

Net Increase (Decrease) in Cash and Cash Equivalents	(12,387)	58,412

Cash and cash equivalents, beginning of period	12,387	1,588
Cash and cash equivalents, end of period	$0	$60,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$147,050	$0
Common stock issued for accrued expense	$300,000	$0

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2014 and March 31, 2014 the Company had $0 and $12,387, respectively, of unrestricted cash.

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives of the assets are as follows:

Computer equipment	3 years

Long-Lived and Intangible Assets

The Company accounts for long-lived and intangible assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2014, the Company fully impaired their intangible assets to $0.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 60,000,000 common shares have been reserved for awards under the 2013 Plan. During the three months ended June 30, 2014, the Company granted 4,250,000 stock options to officers, directors, employees and consultants.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Computer equipment	$1,419	$1,419
Less: accumulated depreciation	(276)	(158)
Property and equipment, net	$1,143	$1,261

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Wages and taxes	227,646	151,290
Accrued interest	2,249	0
Consulting	0	300,000
Total accrued expenses	$229,895	$451,290

The Company amended a consulting agreement on May 7, 2014, to grant 2,500,000 shares to a consultant for work performed through June 30, 2014. The shares were valued on the grant date at $300,000 and that amount has been accrued as of March 31, 2014 and expensed as of June 30, 2014.

NOTE 5 – RELATED PARTY DEBT AND TRANSACTIONS

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

During the year ended March 31, 2014, the Company received loans from companies controlled by its new CEO or shareholders totaling $36,000. The loans are unsecured, non-interest bearing with no specific terms of repayment. The total due to related parties was $5,000 as of June 30, 2014.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 3,000,240 shares of common stock at an exercise price of $0.02 per share. The CEO earned $75,711 for the three months ended June 30, 2014 as a result of this agreement, of which, $75,711 has been accrued as of June 30, 2014.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 1,469,000 shares of common stock in exchange for the deposits. The remaining balance as of June 30, 2014 is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On March 11, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2014 is $912.

On April 8, 2014, the Company issued a convertible note payable in the amount of $53,000. The note bears 8% interest and is due on January 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2014 is $964.

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2014 is $373.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

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

On July 18, 2013, the Company granted 6,000,000 Series “A” Preferred shares and 82,767,038 common shares for the intellectual property. The common and preferred shares were valued at a total of $123,973.

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

On March 10, 2014, the Company issued 83,334 units at $0.30 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.50 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On May 7, 2014, the Company granted 2,500,000 shares to a consultant for prior services rendered. The Company had accrued $300,000 for these services as of March 31, 2014.

On June 16, 2014, the Company issued 1,469,000 shares of common stock for stock deposits of $147,050. The Company had received the deposits during the year ended March 31, 2014.

On April 4, 2014, the Company issued 83,334 units at $0.30 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.50 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

On April 15, 2014, the Company issued 1,000,000 units at $0.25 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.35 and a three year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

The following is a summary of the inputs used to determine the value of the warrants using the Black-Scholes option pricing model.

Date	October 29, 2013	December 11, 2013	March 10, 2014	April 4, 2014	April 15, 2014
Warrants	250,000	250,000	83,334	83,334	1,000,000
Stock price on grant date	$0.30	$0.02	$0.02	$0.199	$0.252
Exercise price	$0.50	$0.50	$0.50	$0.50	$0.35
Expected life	1 year	1 year	1 year	1 year	3 year
Volatility	147%	64%	65%	113%	76%
Risk-free rate	0.12%	0.11%	0.13%	0.12%	0.84%
Calculated value	$10,473	$0	$0	$3,181	$104,416
Fair value allocation of proceeds	$7,381	$0	$0	$3,181	$104,416

The following is a summary of the warrant activity for the three months ended June 30, 2014:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2014	583,334	$0.50
Granted	1,083,334	0.36
Exercised	—	—
Expired	—	—
Outstanding, June 30, 2014	1,666,668	$0.41

During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants. During the three months ended June 30, 2014, the Company granted 4,250,000 stock options to officers, directors, employees and consultants.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014	May 7, 2014	July 25, 2014
Options	41,003,280	1,500,000	5,000,000	3,500,000	750,000
Stock price grant date	$0.02	$0.02	$0.30	$0.12	$0.07
Exercise price	$0.0191984	$0.0191984	$0.30	$0.12	$0.06
Expected life	10.00	10.00	10.00	10.00	10.00
Volatility	76%	74%	74%	73%	88%
Risk-free rate	2.94%	2.71%	2.65%	2.56%	2.53%
Calculated value	$663,307	$23,825	$1,182,141	$315,772	$45,109

The following is a summary of the option activity for the three months ended June 30, 2014:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2014	47,503,280	$0.05
Granted	4,250,000	$0.11
Exercised	—	—
Expired	—	—
Outstanding, June 30, 2014	51,753,280	$0.05

NOTE 10 – INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $3,607,325 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended June 30, 2014 2013:

	June 30, 2014	March 31, 2014
Federal income tax benefit attributable to:
Current operations	$176,956	$2,730
Less: valuation allowance	(176,956)	(2,730)
Net provision for Federal income taxes	$0	$0

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 10 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$1,226,491	$1,049,535
Less: valuation allowance	(1,226,491)	(1,049,535)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,607,325 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 1, 2014, the Company issued 1,000,000 shares to its outside legal counsel for payment against past and future invoices.

On July 10, 2014, the Company received $30,000 in payment for the future issuance of 700,000 shares of the Company’s common stock and 700,000 warrants to purchase shares of the Company’s common stock at $0.15 per share for a three year term.

On July 29, 2014, the Company received $35,000 in payment for the future issuance of 700,000 shares of the Company’s common stock and 700,000 warrants to purchase shares of the Company’s common stock at $0.15 per share for a three year term.

On August 12, 2014, the Company entered into an Investment Agreement and Registration Rights Agreement with Macallan Partners (“Macallan”) pursuant to which Macallan has agreed to purchase up to $4,000,000 in shares of Company common stock. The obligations of Macallan to purchase the shares of Company common stock are subject to the conditions set forth in the Investment Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to Macallan be filed with the Securities and Exchange Commission and become effective.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 21 days after August 12, 2014 and have the registration statement become effective within 90 days of August 12, 2014. The purchase price of the shares of Company common stock will be equal to 65% of the market price (as determined in the Investment Agreement) calculated at the time of purchase. The foregoing is only a brief description of the material terms of the Investment Agreement and Registration Rights, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Current Report.

On August 12, 2014, the Company entered into a Convertible Promissory Note with JMJ Financial (“JMJ”) in the original principal amount of $350,000 (the “Note”), pursuant to which JMJ funded $55,000. The Note is interest free for the first 90 days and has a one-time interest charge of 12% if not repaid in the first 90 days; is due and payable two years after the date of issuance; and may be converted by JMJ at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the Note which is filed as an exhibit to this Current Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On August 14, 2014, the Company entered into a Securities Purchase Agreement with Toledo Advisors LLC (“Toledo”) providing for the purchase of two Convertible Promissory Notes in the in the aggregate principal amount of $116,600, with the first note being in the amount of $58,300 and the second note being in the amount of $58,300 (the “Note” or “Notes”). The Notes contain a 6% original issue discount such that the purchase price of each Note is $55,000. The first Note was funded on execution of the Note. The second Note shall initially be paid for by the issuance of an offsetting $55,000 secured note issued by Toledo to the Company. The funding of the second Note is subject to certain conditions as described in the second Note. The Notes bear interest at the rate of 8% per annum; are due and payable on August 15, 2015; and may be converted by Toledo at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 58% of the market price (as determined in the Notes) calculated at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Current Report. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor.

On August 14, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding LLC (“LG”) providing for the purchase of two Convertible Promissory Notes in the in the aggregate principal amount of $133,560, with the first note being in the amount of $66,780 and the second note being in the amount of $66,780 (the “Note” or “Notes”). The Notes contain a 6% original issue discount such that the purchase price of each Note is $63,000. The first Note was funded on execution of the Note. The second Note shall initially be paid for by the issuance of an offsetting $63,000 secured note issued by LG to the Company. The funding of the second Note is subject to certain conditions as described in the second Note. The Notes bear interest at the rate of 8% per annum; are due and payable on August 15, 2015; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 58% of the market price (as determined in the Notes) calculated at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Current Report. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor.

On August 14, 2014, the Company entered into a Convertible Promissory Note with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $250,000 (the “Note”), pursuant to which Vista funded $55,000. The Note has a one time interest charge of 12%; is due and payable two years after the date of issuance; and may be converted by Vista at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Current Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013

We generated no revenue for the three months ended June 30, 2014 and 2013. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three months ended June 30, 2014 were $518,209, as compared with $8,029 for the same period ended 2013. The operating expenses for the three months ended June 30, 2014 consisted mainly of professional fees ($125,879), wages and taxes ($151,079) and stock-based compensation ($120,293).

We anticipate our operating expenses will continue to increase as we undertake our new plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $101,561; we had total current liabilities of $618,122; and we had a stockholders’ deficit of $515,418. Operating activities used $351,887 in cash for the three months ended June 30, 2014. Our net loss of $520,458 primarily accounted for our negative operating cash flow. Financing activities during the three months ended June 30, 2014 generated $339,500 in cash during the period from $275,000 through the sale of units consisting of common stock and warrants, and $95,500 from two convertible promissory notes.

As of June 30, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2014, the Company issued 83,334 units at $0.30 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.50 and a one year term. The issuance of shares and warrants was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

On April 15, 2014, the Company issued 1,000,000 units at $0.25 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.35 and a three year term. The issuance of shares and warrants was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

On April 8, 2014, the Company issued a convertible note payable in the amount of $53,000. The note bears 8% interest and is due on January 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2014 is $964. During the period ended June 30, 2014, the Company has not converted any portion of this note into shares of common stock. The foregoing is only a brief description of the material terms of the convertible note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the convertible note which is filed as an exhibit to this Quarterly Report. The issuance of the note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2014 is $373. During the period ended June 30, 2014, the Company has not converted any portion of this note into shares of common stock. The foregoing is only a brief description of the material terms of the convertible note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the convertible note which is filed as an exhibit to this Quarterly Report. The issuance of the note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.7	Convertible Promissory Note with KBM Worldwide, Inc. dated April 8, 2014 in the amount of $53,000
10.8	Convertible Promissory Note with KBM Worldwide, Inc. dated May 21, 2014 in the amount of $42,500
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	August 19, 2014

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

