Form 10-Q
period 2014-09-30
Rich Pharmaceuticals, Inc.
filed 2014-11-19
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of common stock as of November 17, 2014 was 662,810,384.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

RICH PHARMACEUTICALS, INC.

BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2014 AND MARCH 31, 2014

	September 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and equivalents	$3,840	$12,387
Prepaid expenses	1,561	1,561
Total Current Assets	5,401	13,948
Property and equipment, net	1,025	1,261
TOTAL ASSETS	$6,426	$15,209
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$170,089	$180,672
Accrued expenses	244,475	451,290
Due to related parties	0	36,000
Stock deposits	0	147,050
Convertible notes payable, net of debt discount	277,601	37,500
Derivative liabilities	325,107	0
Total Current Liabilities	1,017,272	852,512

Long-term Liabilities
Convertible notes payable, net of debt discount	7,322	0
Total Liabilities	1,024,594	0

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $.001 par value, 37,503,000,000 shares authorized, 422,414,231 and 414,411,438 shares issued and outstanding, respectively	422,414	414,411
Additional paid-in capital	3,046,178	2,043,690
Accumulated deficit	(4,492,760)	(3,301,404)
Total Stockholders’ Deficit	(1,018,168)	(837,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,426	$15,209

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Six Months ended September 30, 2014	Six Months ended September 30, 2013

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Consulting expenses	81,211	69,450	161,211	69,450
Office expenses	19,480	3,336	42,317	3,336
Depreciation expense	118	0	236	0
Wages and taxes	94,877	0	245,955	0
Professional fees	203,664	55,544	329,543	63,573
Regulatory fees	34,582	34,920	35,647	34,920
Stock-based compensation	61,149	0	181,441	0
Travel, meals and entertainment	22,746	6,258	39,685	6,258

TOTAL OPERATING EXPENSES	517,827	169,508	1,036,035	177,537

LOSS FROM OPERATIONS	(517,827)	(169,508)	(1,036,035)	(177,537)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(26,785)	0	(26,785)	0
Change in value of derivative liability	(8,735)	0	(8,735)	0
Derivative expense	(109,872)	0	(109,872)	0
Interest expense	(7,680)	0	(9,929)	0
	(153,072)	0	(155,321)	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(670,899)	(169,508)	(1,191,356)	(177,537)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(670,899)	$(169,508)	$(1,191,356)	$(177,537)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	421,636,100	540,863,000	419,376,122	815,823,000

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Six months ended September 30, 2014	Six months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,191,356)	$(177,537)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	236	0
Amortization of debt discount	26,785	0
Change in value of derivative liability	8,735	0
Amortization of original issue discount recorded as interest	1,638	0
Derivative expense	109,872	0
Stock-based compensation	181,441	0
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(10,583)	0
Increase (decrease) in accrued expenses	123,185	6,505
Net Cash Used by Operating Activities	(750,047)	(171,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	0	(22,414)
Net Cash Used by Investing Activities	0	(22,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid)	0	197,050
Loans received (repaid) from/to related parties	(36,000)	4,600
Proceeds from sale of common stock and warrants	340,000	0
Issuance of convertible note payable	437,500	0
Net Cash Provided by Financing Activities	741,500	201,650

Net Increase (Decrease) in Cash and Cash Equivalents	(8,547)	8,204

Cash and cash equivalents, beginning of period	12,387	1,588
Cash and cash equivalents, end of period	$3,840	$9,792

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$147,050	$0
Common stock issued for accrued expense	$330,000	$0
Forgiveness of related party debt recorded as contributed capital	$0	$28,818
Original issue discounts recorded on notes payable	$20,975	$0
Debt discounts recorded on convertible notes payable	$206,500	$0
Debt converted to common stock	$12,000	$0

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2014 and March 31, 2014 the Company had $3,840 and $12,387, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a March 31 fiscal year end.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 60,000,000 common shares have been reserved for awards under the 2013 Plan. During the six months ended September 30, 2014, the Company granted 4,250,000 stock options to officers, directors, employees and consultants.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Computer equipment	$1,419	$1,419
Less: accumulated depreciation	(394)	(158)
Property and equipment, net	$1,025	$1,261

Depreciation expense was $118 and $236 for the three and six months ended September 30, 2014, respectively. Depreciation expense was $0 for the three and six months ended September 30, 2013.

NOTE 3 – INTANGIBLE ASSETS

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 82,767,038 common shares and 6,000,000 Series “A” Preferred Stock. These shares were valued at a total of $123,973. The Company has also paid additional funds to third parties to further the development of this asset and terminate the right of reversion totaling $20,000. The Company analyzed the assets at March 31, 2014 and determined that the value could not be supported and impaired the assets to $0.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Wages and taxes	$236,184	$151,290
Accrued interest	8,291	0
Consulting	0	300,000
Total accrued expenses	$244,475	$451,290

The Company amended a consulting agreement on May 7, 2014, to grant 2,500,000 shares to a consultant for work performed through June 30, 2014. The shares were valued on the grant date at $300,000 and that amount had been accrued as of March 31, 2014.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 5 – RELATED PARTY DEBT AND TRANSACTIONS (CONTINUED)

During the year ended March 31, 2014, the Company received loans from companies controlled by its new CEO or shareholders totaling $36,000. The loans are unsecured, non-interest bearing with no specific terms of repayment. The total due to related parties was $0 as of September 30, 2014.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 3,000,240 shares of common stock at an exercise price of $0.02 per share. The CEO earned $151,422 for the six months ended September 30, 2014 as a result of this agreement, of which, $84,894 has been accrued as of September 30, 2014. Total accrued wages due to the CEO were $219,495 at September 30, 2014.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 1,469,000 shares of common stock in exchange for the deposits. The remaining balance as of September 30, 2014 is $0.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On March 11, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. On September 22, 2014 the note holder converted $12,000 of the principle into 550,459 common shares at $0.0218 per share, leaving a remaining balance of $25,500. Interest accrued on this note for the period ended September 30, 2014 is $1,647.

On April 8, 2014, the Company issued a convertible note payable in the amount of $53,000. The note bears 8% interest and is due on January 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2014 is $2,033.

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2014 is $1,230.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On August 14, 2014, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $3,380. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2014 is $688. This loan has an unamortized original issue discount of $3,308 as of the end of the period.

On August 14, 2014, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2014 is $601. This loan has an unamortized original issue discount of $2,888 as of the end of the period.

On August 13, 2014, the Company issued a convertible note payable in the amount of $60,500 including an original issue discount of $5,500. The note bears 12% interest and is due on August 14, 2016. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2014 is $955. This loan has an unamortized original issue discount of $5,156 as of the end of the period.

On August 19, 2014, the Company issued a convertible note payable in the amount of $57,895 including an original issue discount of $2,895. The note bears 12% interest and is due on August 19, 2016. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2014 is $799. This loan has an unamortized original issue discount of $2,715 as of the end of the period.

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest rate and is due on September 18, 2015 The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. Interest accrued on this note for the period ended September 30, 2014 is $254. This loan has an unamortized original issue discount of $5,271 as of the end of the period.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2014 is $84.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the three months ending September 30, 2014: $37,500 note dated March 11, 2014 ($25,500 balance at September 30, 2014); $64,500 note dated September 18, 2014; $60,500 note dated August 13, 2014; $57,895 note dated August 19, 2014.

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.037 - $0.04, exercise price of $0.018 - $0.022, dividend yield of zero, years to maturity of 0.2027 – 1.89, a risk free rate of 0.02% - 1.06%, and annualized volatility of 148% - 256%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $109,872 upon recording of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of September 30, 2014, unamortized debt discount totaling $179,715 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended September 30, 2014, the Company recorded a total change in the value of the derivative liabilities of $8,735.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

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

On July 1, 2014, the Company granted 1,000,000 shares to a professional for prior legal services rendered. The Company had accrued $30,000 for these services as of June 30, 2014.

On July 10, 2014, the Company issued 700,000 units at $0.043 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.15 and a three year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

On September 22, 2014 the Company issued 550,459 shares at $0.218 per share to satisfy the conversion of $12,000 of a $37,500 note payable, leaving a remaining principal balance owing of $25,500.

On July 29, 2014, the Company issued 700,000 units at $0.05 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.15 and a three year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	October 29, 2013	December 11, 2013	March 10, 2014	April 4, 2014	April 15, 2014	July 10, 2014	July 29, 2014
Warrants	250,000	250,000	83,334	83,334	1,000,000	700,000	700,000
Stock price on grant date	$0.30	$0.02	$0.02	$0.199	$0.252	$0.037	$0.037
Exercise price	$0.50	$0.50	$0.50	$0.50	$0.35	$0.15	$0.15
Expected life	1 year	1 year	1 year	1 year	3 year	3 year	3 year
Volatility	147%	64%	65%	113%	76%	119%	119%
Risk-free rate	0.12%	0.11%	0.13%	0.12%	0.84%	0.96%	0.98%
Calculated value	$10,473	$0	$0	$3,181	$104,416	$12,130	$12,102
Fair value allocation of proceeds	$7,381	$0	$0	$3,181	$104,416	$8,637	$8,992

The following is a summary of the warrant activity for the six months ended September 30, 2014:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2014	583,334	$0.50
Granted	2,483,334	0.24
Exercised	—	—
Expired	—	—
Outstanding, September 30, 2014	3,066,668	$0.29

During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants. During the six months ended September 30, 2014, the Company granted 4,250,000 stock options to officers, directors, employees and consultants.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014	May 7, 2014	July 25, 2014
Options	41,003,280	1,500,000	5,000,000	3,500,000	750,000
Stock price grant date	$0.02	$0.02	$0.30	$0.12	$0.07
Exercise price	$0.0191984	$0.0191984	$0.30	$0.12	$0.06
Expected life	10.00	10.00	10.00	10.00	10.00
Volatility	76%	74%	74%	73%	88%
Risk-free rate	2.94%	2.71%	2.65%	2.56%	2.53%
Calculated value	$663,307	$23,825	$1,182,141	$315,772	$45,109

The following is a summary of the option activity for the six months ended September 30, 2014:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2014	47,503,280	$0.05
Granted	4,250,000	$0.11
Exercised	—	—
Expired	—	—
Outstanding, September 30, 2014	51,753,280	$0.05

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 11 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $4,492,760 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended September 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$405,061	$60,363
Less: valuation allowance	(405,061)	(60,363)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$1,454,596	$1,049,535
Less: valuation allowance	(1,454,596)	(1,049,535)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,492,760 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – LIQUIDITY AND GOING CONCERN

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2014 the Company issued 648,649 shares at $0.0185 per share to satisfy the conversion of $12,000 of a $37,500 note payable, leaving a remaining principal balance owing of $13,500.

On October 6, 2014, the Company approved the granting of 15,500,000 additional options with an exercise price of $0.0191984/share and a term of 5 years, under the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan. At the same time the Company approved reserving an additional 30,000,000 shares of common stock under the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan. The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. After this approval a total of 90,004,800 common shares have been reserved for awards under the 2013 Plan.

On October 6, 2014, the Company entered into an assignment agreement with a related party to obtain the US Patent #6,063,814 entitled “Phorbol Esters as Anti-neoplastic and White Blood Cell Elevating Agents” and the utility patent application titled “Compositions and Methods of Use of Phorbol Esters for the Treatment of Neoplasms” and all related intellectual property, with the exception of the indication for Hodgkin’s Lymphoma, in consideration the Company will issue 220,792,028 shares of restricted common stock.

On October 6, 2014, the Company granted Ben Chang 8,000,000 bonus shares of the Company’s restricted common stock and granted the Company’s outside legal counsel 4,000,000 shares of Company’s restricted common stock

On October 7, 2014, the Company issued 1,025,641 common shares at $0.0195 per share related to the agreement dated August 12, 2014, where the Company entered into an Investment Agreement and Registration Rights Agreement with Macallan Partners (“Macallan”) pursuant to which Macallan has agreed to purchase up to $4,000,000 in shares of Company common stock. The obligations of Macallan to purchase the shares of Company common stock are subject to the conditions set forth in the Investment Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to Macallan be filed with the Securities and Exchange Commission and become effective.

On October 29, 2014, the Company issued 2,900,000 common shares at $0.01724 per share related to the agreement dated August 12, 2014 for total cash proceeds of $50,000.

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

On October 7, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On October 8, 2014 the Company issued 505,618 shares at $0.0178 per share to satisfy the conversion of $9,000 of a $37,500 note payable, leaving a remaining principal balance owing of $4,500.

On October 16, 2014 the Company issued 454,545 shares at $0.0132 per share to satisfy the conversion of $4,500 of a $37,500 note payable and $1,500 of accrued interest, leaving a remaining principal and interest balance owing of $0.

On October 29, 2014 the Company issued 1,250,000 shares at $0.012 per share to satisfy the conversion of $15,000 of a $55,000 note payable, leaving a remaining principal balance owing of $38,000.

On November 3, 2014 the Company issued 819,672 shares at $0.0122 per share to satisfy the conversion of $10,000 of a $55,000 note payable, leaving a remaining principal balance owing of $28,000.

On November 7, 2014 the Company issued 1,188,119 shares at $0.0101 per share to satisfy the conversion of $12,000 of a $55,000 note payable, leaving a remaining principal balance owing of $16,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

On October 6, 2014, 2014, the Company executed an Assignment Agreement (the “Assignment Agreement”) with Richard L. Chang Holding's, LLC (“Holdings LLC”) and Imagic LLC (“Imagic LLC”) pursuant to which Holdings LLC and Imagic LLC exercised the option under the Memorandum of Understanding and Asset Assignment Agreement dated July 26, 2013 to assign any and all interest it had in the indication, patents and intellectual property related to treatment of Hodgkin’s Lymphoma, utility patent application number 61998397, entitled COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF HODGKIN’S LYMPHOMA pursuant to the terms of the Assignment Agreement. In connection with the Assignment Agreement, the Company issued 220,792,028 shares of the Company’s restricted common stock to Imagic LLC in accordance with the terms and subject to the conditions set forth in the Assignment. Imagic LLC is owned and controlled by Ben Chang. This issuance of shares was made in reliance on the exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) contained in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the third party and the Company; and (f) the recipient of the securities was an accredited investor.

On October 6, 2014, the Company approved an amendment to the 2013 Plan to increase the number of authorized shares to 90,004,800, and approved the grant of 15,500,000 options to purchase Company common stock at an exercise price of $.0191984 per share.

On October 6, 2014, the Company granted Ben Chang 8,000,000 shares of Company common stock and options to purchase up to 3,000,000 shares of Company common stock at an exercise price of $.0191984 per share.

Results of Operations for the Three and Six Months Ended September 30, 2014 and 2013

We generated no revenue for the three or six months ended September 30, 2014 and 2013. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three and six months ended September 30, 2014 were $517,827 and $1,036,035 respectively, as compared with $169,508 and $177,537 for the same periods ended 2013. The operating expenses for the three months ended September 30, 2014 consisted mainly of professional fees ($203,664), wages and taxes ($94,877), consulting fees ($81,211) and stock-based compensation ($61,149). The operating expenses for the six months ended September 30, 2014 consisted mainly of professional fees ($329,543), wages and taxes ($245,955), consulting fees ($161,211) and stock-based compensation ($181,441).

We anticipate our operating expenses will continue to increase as we undertake our new plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $5,401; we had total current liabilities of $1,017,272; and we had a stockholders’ deficit of $1,018,168. Operating activities used $750,047 in cash for the six months ended September 30, 2014, and used $171,032 in cash for the six months ended September 30, 2013.

Our net loss of $1,191,356 for the six months ended September 30, 2014 primarily accounted for our negative operating cash flow. Financing activities during the six months ended September 30, 2014 generated $741,500 in cash from the issuance of $437,500 in convertible promissory notes and the sale of $340,000 of stock and warrants.

As of September 30, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related To Our Business

We are an early stage company and may never commercialize any of our products or services or earn a profit. Prior to July 19, 2013, we were a “shell” company with no or nominal operations. We recently became funded and commenced operations. We are a development stage company in the business of developing treatments for Acute Myelogenous Leukemia (AML). We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our technology or attain profitability, we will not be able to sustain operations. Because of the numerous risks and uncertainties associated with developing and commercializing our technology, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of medical treatments. We may never successfully commercialize our technology, and our business may fail.

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

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution. Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares under the terms of the Macallan Investment Agreement. In addition, we anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors' investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company's common stock could seriously decline in value.

Macallan will pay less than the then-prevailing market price for our common stock. The Common Stock to be issued to Macallan pursuant to the Macallan Investment Agreement will be purchased at a 35% discount to the lowest trading price of our Common Stock during the ten (10) consecutive trading days immediately after Macallan receives our notice of sale. Macallan has a financial incentive to sell our Common Stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Macallan sells the shares, the price of our Common Stock could decrease. If our stock price decreases, Macallan may have a further incentive to sell the shares of our Common Stock that it holds. These sales may have a further impact on our stock price.

Your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Macallan Investment Agreement. Pursuant to the Macallan Investment Agreement, when we deem it necessary, we may raise capital through the private sale of our Common Stock to Macallan at a price equal to a discount to the lowest volume weighted average price of the common stock for the ten (10) consecutive trading days after Macallan receives our notice of sale. Because the put price is lower than the prevailing market price of our Common Stock, to the extent that the put right is exercised, your ownership interest may be diluted.

We have registered an aggregate of 90,000,000 shares of common stock to be issued under the Macallan Investment Agreement. The sales of such shares could depress the market price of our common stock. We have registered an aggregate of 90,000,000 shares of Common Stock under a registration statement on Form S-1 pursuant to the Macallan Investment Agreement. The sale of these shares into the public market by Macallan could depress the market price of our Common Stock.

We may not have access to the full amount available under the Macallan Investment Agreement. Our ability to draw down funds and sell shares under the Macallan Investment Agreement requires that the resale registration statement on Form S-1 continue to be effective. This registration statement registers the resale of 90,000,000 shares issuable under the Macallan Investment Agreement, and our ability to sell any remaining shares issuable under the Macallan Investment Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares. These registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell all of the shares of Common Stock to Macallan under the Macallan Investment Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Macallan Investment Agreement to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to Macallan. Accordingly, because our ability to draw down any amounts under the Macallan Investment Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of $4,000,000 under the Macallan Investment Agreement. We believe that it is likely that we will be able to drawn down on the full amount of the Macallan Investment Agreement, however, prior to drawing down on the full amount, we may not be able to draw down on the full amount without filing an amendment to our Articles of Incorporation to increase the Company’s authorized shares of common stock. Pursuant to state law, the filing of the amendment to increase the authorized shares of common stock may require board and shareholder approval. As such, we cannot make any guarantee that we will be successful in accessing the full amount under the Macallan Investment Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2014, the Company issued 700,000 units at $0.043 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.15 and a three year term. The issuance of the shares and warrants was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

On July 29, 2014, the Company issued 700,000 units at $0.05 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.15 and a three year term. The issuance of the shares and warrants was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

On September 22, 2014 the Company issued 550,459 shares at $0.218 per share to satisfy the conversion of $12,000 of a $37,500 convertible note payable, leaving a remaining principal balance owing of $25,500. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuance of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On October 6, 2014, the Company granted Ben Chang 8,000,000 bonus shares of the Company’s restricted common stock and granted the Company’s outside legal counsel 4,000,000 shares of Company’s restricted common stock. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor in each issuance; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the securities were not broken down into smaller denominations.

On October 7, 2014, the Company issued a convertible note payable (the “Note”) in the amount of $33,000 to KBM Worldwide, Inc. The Note bears 8% interest and is due on July 9, 2015. The Note becomes convertible 180 days after the date of the Note. The principal amount of the Note and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the Note which is filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.23	Convertible Promissory Note dated October 6, 3014 issued to KBM Worldwide, Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	November 19, 2014

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

