Form 10-Q
period 2014-12-31
Rich Pharmaceuticals, Inc.
filed 2015-02-23
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of common stock as of February 17, 2015 was 859,822,675.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

RICH PHARMACEUTICALS, INC.

BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2014 AND MARCH 31, 2014

	December 31, 2014	March 31, 2014
ASSETS
Current Assets
Cash and equivalents	$5,823	$12,387
Prepaid expenses	0	1,561
Total Current Assets	5,823	13,948

Property and equipment, net	907	1,261

Intangible assets	82,120	0

TOTAL ASSETS	$88,850	$15,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$182,663	$180,672
Accrued expenses	382,722	451,290
Due to related parties	0	36,000
Stock deposits	0	147,050
Convertible notes payable, net of debt discount	325,069	37,500
Derivative liabilities	304,790	0
Total Current Liabilities	1,195,244	852,512

Long-term Liabilities
Convertible notes payable, net of debt discount	20,590	0
Total Liabilities	1,215,834	852,512

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $.001 par value, 37,503,000,000 shares authorized, 696,618,351 and 414,411,438 shares issued and outstanding, respectively	696,619	414,411
Additional paid-in capital	4,099,206	2,043,690
Accumulated deficit	(5,928,809)	(3,301,404)
Total Stockholders’ Deficit	(1,126,984)	(837,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,850	$15,209

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three Months ended December 31, 2014	Three Months ended December 31, 2013	Nine Months ended December 31, 2014	Nine Months ended December 31, 2013

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Consulting expenses	7,981	79,856	169,192	149,306
Office expenses	30,950	17,008	73,268	20,343
Depreciation expense	118	39	355	39
Wages and taxes	543,311	15,736	789,266	15,736
Professional fees	261,412	22,035	590,955	85,608
Regulatory fees	6,548	936	42,195	35,856
Stock-based compensation	497,654	0	679,095	0
Travel, meals and entertainment	10,649	8,318	50,332	14,576
TOTAL OPERATING EXPENSES	1,358,623	143,928	2,394,658	321,464

LOSS FROM OPERATIONS	(1,358,623)	(143,928)	(2,394,658)	(321,464)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(85,596)	0	(112,381)	0
Change in value of derivative liability	49,606	0	40,871	0
Derivative expense	(25,187)	0	(135,059)	0
Interest expense	(16,248)	0	(26,177)	0
Total Other Income	(77,425)	0	(232,746)	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,436,048)	(143,928)	(2,627,404)	(321,464)
PROVISION FOR INCOME TAXES	0	0	0	0
NET LOSS	$(1,436,048)	$(143,928)	$(2,627,404)	$(321,464)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	671,142,222	414,053,647	505,702,264	680,429,772

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Nine months ended December 31, 2014	Nine months ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,627,404)	$(321,464)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	355	39
Amortization of debt discount	112,381	0
Change in value of derivative liability	(40,871)	0
Amortization of original issue discount recorded as interest	5,958	0
Derivative expense	135,059	0
Stock-based compensation	1,445,145	0
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,561	0
Increase in accounts payable	1,991	59,584
Increase (decrease) in accrued expenses	(68,568)	0
Net Cash Used by Operating Activities	(1,034,393)	(261,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	0	(1,419)
Acquisition of intangible assets	0	(22,413)
Net Cash Used by Investing Activities	0	(23,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid)	(147,050)	147,050
Loans received (repaid) from/to related parties	(36,000)	4,600
Proceeds from sale of common stock and warrants	607,050	150,000
Issuance of convertible note payable	603,829	0
Net Cash Provided by Financing Activities	1,027,829	301,650

Net Increase (Decrease) in Cash and Cash Equivalents	(6,564)	15,977

Cash and cash equivalents, beginning of period	12,387	1,588
Cash and cash equivalents, end of period	$5,823	$17,565

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$147,050	$0
Common stock issued for accrued expense	$6,225	$0
Original issue discounts recorded on notes payable	$18,341	$0
Debt discounts recorded on convertible notes payable	$163,920	$0
Acquisition of intangibles for stock	$82,120	$6,200
Debt converted to common stock	$197,183	$0

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2014 and March 31, 2014 the Company had $5,823 and $12,387, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives of the assets are as follows: Computer equipment, 3 years.

Long-Lived and Intangible Assets

The Company accounts for long-lived and intangible assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2014, the Company fully impaired their intangible assets to $0. As of December, 31, 2014, the Company purchased another intangible asset from a related party and valued it at the cost of the intangible to the related party, $82,120.

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

DECEMBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 90,004,800 common shares have been reserved for awards under the 2013 Plan. During the nine months ended December 31, 2014, the Company granted 18,083,336 stock options to officers, directors, employees and consultants.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Computer equipment	$1,419	$1,419
Less: accumulated depreciation	(512)	(158)
Property and equipment, net	$907	$1,261

Depreciation expense was $118 and $355 for the three and nine months ended December 31, 2014, respectively. Depreciation expense was $39 for the three and nine months ended December 31, 2013.

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

On October 6, 2014, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Compositions and methods of use of Phorbol Esters for the treatment of Hodgkin’s Lymphoma”, and all related intellectual property, inventions and trade secrets, data and clinical study results. In consideration for the intellectual property the Company issued 220,792,028 common shares. These shares were valued at a total of $7,904,355; however, since the asset was acquired from a related party the Company valued the asset at the cost of the asset to the related party, $82,120, and treated the excess value as a reduction to additional paid in capital.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Wages and taxes	367,833	151,290
Accrued interest	14,889	0
Consulting	0	300,000
Total accrued expenses	$382,722	$451,290

The Company amended a consulting agreement on May 7, 2014, to grant 2,500,000 shares to a consultant for work performed through June 30, 2014. The shares were valued on the grant date at $300,000 and that amount had been accrued as of March 31, 2014.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

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

During the year ended March 31, 2014, the Company received loans from companies controlled by its new CEO or shareholders totaling $36,000. The loans are unsecured, non-interest bearing with no specific terms of repayment. The total due to related parties was $0 as of December 31, 2014.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 3,000,240 shares of common stock at an exercise price of $0.02 per share. The CEO earned $227,133 for the nine months ended December 31, 2014 as a result of this agreement, of which, $216,543 has been accrued as of December 31, 2014.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 1,469,000 shares of common stock in exchange for the deposits. The remaining balance as of December 31, 2014 is $0.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On March 11, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. On September 22, 2014 the note holder converted $12,000 of the principle into 550,459 common shares at $0.0218 per share, on October 1, 2014 the note holder converted $12,000 of the principle into 648,649 common shares at $0.0185 per share, on October 8, 2014 the note holder converted $9,000 of the principle into 505,618 common shares at $0.0178 per share, on October 16, 2014 the note holder converted $4,500 of the principle and $1,500 in accrued interest into 454,545 common shares at $0.0132 per share leaving a remaining balance of $0. Interest accrued on this note for the period ended December 31, 2014 is $0.

On April 8, 2014, the Company issued a convertible note payable in the amount of $53,000. The note bears 8% interest and is due on January 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. On October 29, 2014 the note holder converted $15,000 of the principle into 1,250,000 common shares at $0.012 per share, on November 3, 2014 the note holder converted $10,000 of the principle into 819,672 common shares at $0.0122 per share, on November 7, 2014 the note holder converted $12,000 of the principle into 1,188,119 common shares at $0.0101 per share, on November 19, 2014 the note holder converted $16,000 of the principle and $2,120 in accrued interest into 2,831,250 common shares at $0.0064 per share leaving a remaining balance of $0. Interest accrued on this note for the period ended December 31, 2014 is $0.

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. On December 8, 2014 the note holder converted $15,000 of the principle into 3,488,372 common shares at $0.0043 per share, on December 15, 2014 the note holder converted $12,000 of the principle into 4,285,714 common shares at $0.0028 per share, on December 26, 2014 the note holder converted $15,500 of the principle and $1,700 in accrued interest into 7,478,261 common shares at $0.0023 per share leaving a remaining balance of $0. Interest accrued on this note for the period ended December 31, 2014 is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On August 14, 2014, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $3,380. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $2,035. This loan has an unamortized original issue discount of $2,363 as of the end of the period.

On August 14, 2014, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $1,776. This loan has an unamortized original issue discount of $2,063 as of the end of the period.

On August 13, 2014, the Company issued a convertible note payable in the amount of $61,111 including an original issue discount of $5,500. The note bears 12% interest and is due on August 14, 2016. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $2,813. This loan has an unamortized original issue discount of $4,469 as of the end of the period.

On August 19, 2014, the Company issued a convertible note payable in the amount of $57,895 including an original issue discount of $2,895. The note bears 12% interest and is due on August 19, 2016. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $2,551. This loan has an unamortized original issue discount of $2,355 as of the end of the period.

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest rate and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. Interest accrued on this note for the period ended December 31, 2014 is $2,205. This loan has an unamortized original issue discount of $3,897 as of the end of the period.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $1,193.

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $622.

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $1,047.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $457.

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears 12% interest and is due on December 16, 2016. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2014 is $190. This loan has an unamortized original issue discount of $3,194 as of the end of the period.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the nine months ending December 31, 2014:$64,500 note dated September 18, 2014; $61,111 note dated August 13, 2014; $57,895 note dated August 19, 2014; $33,333 note dated December 16, 2014.

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.004 - $0.0129, exercise price of $0.00186 - $0.00546, dividend yield of zero, years to maturity of 0.126 – 1.95, a risk free rate of 0.026% - 0.69%, and annualized volatility of 143% - 181%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $135,059 upon recording of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of December 31, 2014, unamortized debt discount totaling $163,920 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended December 31, 2014, the Company recorded a total change in the value of the derivative liabilities of $40,871.

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

DECEMBER 31, 2014

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The Company issued the following common shares to satisfy the conversion of the following debt:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
September 22, 2014	$12,000	550,459	$0.0218
October 1, 2014	$12,000	648,649	$0.0185
October 8, 2014	$9,000	505,618	$0.0178
October 16, 2014	$7,000	454,545	$0.0132
October 29, 2014	$15,000	1,250,000	$0.0120
November 3, 2014	$10,000	819,672	$0.0122
November 7, 2014	$12,000	1,188,119	$0.0101
November 19, 2014	$18,120	2,831,250	$0.0064
December 8, 2014	$15,000	3,488,372	$0.0043
December 15, 2014	$12,000	4,285,714	$0.0028
December 26, 2014	$17,200	7,478,261	$0.0023
Total	$139,320	23,500,659

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

Date	October 29, 2013	December 11, 2013	March 10, 2014	April 4, 2014	April 15, 2014	July 10, 2014	July 29, 2014
Warrants	250,000	250,000	83,334	83,334	1,000,000	700,000	700,000
Stock price on grant date	$0.30	$0.02	$0.02	$0.199	$0.252	$0.037	$0.037
Exercise price	$0.50	$0.50	$0.50	$0.50	$0.35	$0.15	$0.15
Expected life	1 year	1 year	1 year	1 year	3 year	3 year	3 year
Volatility	147%	64%	65%	113%	76%	119%	119%
Risk-free rate	0.12%	0.11%	0.13%	0.12%	0.84%	0.96%	0.98%
Calculated value	$10,473	$0	$0	$3,181	$104,416	$12,130	$12,102
Fair value allocation of proceeds	$7,381	$0	$0	$3,181	$104,416	$8,637	$8,992

The following is a summary of the warrant activity for the nine months ended December 31, 2014:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2014	583,334	$0.50
Granted	2,483,334	0.24
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2014	3,066,668	$0.29

During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants. During the nine months ended December 31, 2014, the Company granted 18,083,336 stock options to officers, directors, employees and consultants.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014	May 7, 2014	July 25, 2014	October 6, 2014
Options	41,003,280	1,500,000	5,000,000	3,500,000	750,000	15,500,000
Stock price grant date	$0.02	$0.02	$0.30	$0.12	$0.07	$.0358
Exercise price	$0.0191984	$0.0191984	$0.30	$0.12	$0.06	$0.0191984
Expected life	10.00	10.00	10.00	10.00	10.00	5.0
Volatility	76%	74%	74%	73%	88%	101%
Risk-free rate	2.94%	2.71%	2.65%	2.56%	2.53%	1.04%
Calculated value	$663,307	$23,825	$1,182,141	$315,772	$45,109	$454,798

The following is a summary of the option activity for the nine months ended December 31, 2014:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2014	47,503,280	$0.05
Granted	19,750,000	$0.039
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2014	67,253,280	$0.05

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is approximately $2,500.

The inventor of the intellectual property which was assigned to Rich Pharmaceuticals, Inc. in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. The trial for the Litigation involving the Company is scheduled for July 2015.

The Company believes the allegations in the complaint are without merit and the Company intends to defend itself in the Litigation. However, the Company has incurred expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against the Company in the Litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against the Company in the Litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

,

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 11 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $5,928,809 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended December 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$893,300	$109,300
Less: valuation allowance	(893,300)	(109,300)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$1,942,835	$1,049,535
Less: valuation allowance	(1,942,835)	(1,049,535)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $5,928,809 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 13 – SUBSEQUENT EVENTS

Effective January 6, 2015, the Company entered into a financing agreement related to annual insurance coverage of $10,623. The agreement stipulates ten monthly payments of $792.13 and carries an interest rate of 10.5%.

On January 9, 2015, the Company issued a convertible note payable in the amount of $33,000. The note bears 8% interest and is due on October 13, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

Effective January 12, 2015, the Company approved the re-pricing of all of the 67,253,280 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $0.30 per share and $.0191984 per share, to $0.0017 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged.

On January 28, 2015 the Company issued 35,000,000 common shares at $0.00057 per share related to the agreement dated August 12, 2014, where the Company entered into an Investment Agreement and Registration Rights Agreement with Macallan Partners (“Macallan”) pursuant to which Macallan has agreed to purchase up to $4,000,000 in shares of Company common stock. The obligations of Macallan to purchase the shares of Company common stock are subject to the conditions set forth in the Investment Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to Macallan be filed with the Securities and Exchange Commission and become effective.

On February 11, 2015, the Company issued 74,750,000 shares of Company common stock to satisfy the conversion of $29,900 of a convertible note payable with Vista Capital Investments, LLC. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuance of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On February 12, 2015, the Company issued 37,356,055 shares of Company common stock to satisfy the conversion of $17,333.21 of a convertible note payable with Toledo Advisors, LLC. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuance of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On February 15, 2015, the Company issued 73,924,324 shares of Company common stock to satisfy the conversion of $35,730.09 of a convertible note payable with LG Capital Funding LLC. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuance of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On February 18, 2015, the Company closed a financing pursuant to which it issued a convertible note payable (the “Note”) in the amount of $54,000 to KBM Worldwide, Inc. The Note bears 8% interest and is due on November 9, 2015. The Note becomes convertible 180 days after the date of the Note. The principal amount of the Note and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the Note which is filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

On September 6, 2013, we approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid us in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 60,000,000 shares of post-split common stock have been reserved for awards under the 2013 Plan. On September 6, 2013, we approved the grant of 41,000,000 options to purchase post-split common stock to a total of eight directors, officers, employees and consultants of our Company. The options have an exercise price of $0.02 per post-split common share and are subject to vesting schedules and other terms as provided in the individual option grants. The foregoing is only a brief description of the material terms of the 2013 Plan, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the 2013 which is filed as an exhibit to our Current Report on Form 8-K which was filed with the SEC on September 12, 2013. Effective January 12, 2015, the Company approved the re-pricing of all of the 67,253,280 previously granted options under the Company’s 2013 Plan to $0.0017 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged. The re-pricing included 6,000,240 options which were previously granted to Ben Chang, an executive officer of the Company.

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

In October 2014, the Company submitted its Investigational New Drug (IND) Application for the next Phase, a multi-center study to evaluate the safety and efficacy of RP-323 in patients with AML and MDS.

On February 2, 2015, the Company announced the completion of the GMP clinical batch of RP-323 study drug that was manufactured at the state-of-the-art Wuxi Apptec Biopharmaceutical’s facility.

Results of Operations for the Three and Nine Months Ended December 31, 2014 and 2013

We generated no revenue for the three or nine months ended December 31, 2014 and 2013. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three and nine months ended December 31, 2014 were $1,358,623 and $2,394,658 respectively, as compared with $143,928 and $321,464 for the same periods ended 2013. The operating expenses for the three months ended December 31, 2014 consisted mainly of professional fees ($261,412), wages and taxes ($543,311), office expense ($30,950) and stock-based compensation ($497,654). The operating expenses for the nine months ended December 31, 2014 consisted mainly of professional fees ($590,955), wages and taxes ($789,266), consulting expenses ($169,192) and stock-based compensation ($679,095).

We anticipate our operating expenses will continue to increase as we undertake our new plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $5,823; we had total current liabilities of $1,195,244; and we had a stockholders’ deficit of $1,126,984. Operating activities used $1,034,393 in cash for the nine months ended December 31, 2014, and used $261,841 in cash for the nine months ended December 31, 2013.

Our net loss of $1,436,048 for the three months ended December 31, 2014 primarily accounted for our negative operating cash flow. Financing activities during the nine months ended December 31, 2014 generated $1,027,829 in cash from the issuance of $603,829 in convertible promissory notes and the sale of $607,050 of stock and warrants.

As of December 31, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. The trial for the Litigation involving the Company is scheduled for July 2015.

The Company believes the allegations in the complaint are without merit and that it will prevail in the Litigation. However, we have incurred expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against us in the Litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against us in the Litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. The inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. The trial for the Litigation involving the Company is scheduled for July 2015. The Company believes the allegations in the complaint are without merit and that it will prevail in the Litigation. However, we have incurred expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against us in the Litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against us in the Litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

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

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. We have issued convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. The note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. The note holders have converted their notes and portions of their notes into shares of Company common stock at prices substantially less than the trading price of the Company’s shares. These conversions have resulted in significant dilution to our stockholders. If shares of our common stock continued to be issued due to the conversions of some or all of the convertible notes in the future, the ownership interests of existing stockholders will continued to be diluted, and such dilution may be significant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following shares of Company common stock to satisfy the conversion of a total of $62,320 of debt under convertible notes payable to KMB Worldwide, Inc.:

Date	Conversion Amount	Shares Issued
November 19, 2014	$18,120	2,831,250
December 8, 2014	$15,000	3,488,372
December 15, 2014	$12,000	4,285,714
December 26, 2014	$17,200	7,478,261

The issuances of the shares were made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuances of the securities were isolated private transactions by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuances of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On February 11, 2015, the Company issued 74,750,000 shares of Company common stock to satisfy the conversion of $29,900 of a convertible note payable with Vista Capital Investments, LLC. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuance of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On February 12, 2015, the Company issued 37,356,055 shares of Company common stock to satisfy the conversion of $17,333.21 of a convertible note payable with Toledo Advisors, LLC. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuance of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On February 15, 2015, the Company issued 73,924,324 shares of Company common stock to satisfy the conversion of $35,730.09 of a convertible note payable with LG Capital Funding LLC. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the issuance of shares was pursuant to a convertible note payable which was negotiated directly between the investor and the Company.

On February 18, 2015, the Company closed a financing pursuant to which it issued a convertible note payable (the “Note”) in the amount of $54,000 to KBM Worldwide, Inc. The Note bears 8% interest and is due on November 9, 2015. The Note becomes convertible 180 days after the date of the Note. The principal amount of the Note and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the Note which is filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.26	Convertible Promissory Note dated February 5, 2015 issued to KBM Worldwide, Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	February 23, 2015

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

