Form 10-Q/A
period 2014-12-31
Rich Pharmaceuticals, Inc.
filed 2015-02-25
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment #1

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

Rich Pharmaceuticals, Inc.

Date:	February 25, 2015

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

