Form 10-K
period 2015-03-31
Rich Pharmaceuticals, Inc.
filed 2015-09-17
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 000-54146

RICH PHARMACEUTICALS, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-3259117 (I.R.S. Employer Identification No.)
9595 Wilshire Blvd., Suite 900, Beverly Hills, California (Address of principal executive offices)	90212 (Zip Code)
(424) 230-7001 Registrant's telephone number
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $12,200,000

As of July 13, 2015, there were 3,097,091,736 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

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

PART I

ITEM 1.  BUSINESS

Business Overview

The Company is developing PD-616 for the treatment of Acute Myelogenous Leukemia (AML), and Hodgkin’s Lymphoma (HL). The company recently acquired the assignment to develop this indication along side AML, expanding the company’s pipeline and broadening the company’s platform technology.

The Technology

The priority drug development efforts of the Company are focused on the use of PD-616, a naturally occurring compound that has a number of properties that are uniquely suited for the treatment of patients with Acute Myelocytic Leukemia (AML) and. Hodgkin’s Lymphoma (HL). Company scientists had worked with PD-616 in the laboratory for many years studying its ability to convert cancer cells to normal cells, a process called differentiation. It was also observed in some instances to cause cancer cell death. These observations were the basis of the proposal to test PD-616 in relapsed AML patients in China and later in the US and resulted in findings that were sufficiently encouraging to support further interest in this drug to treat AML. During the course of these preliminary clinical studies PD-616 was found to be extremely potent in causing a marked and favorable increase in white blood cells (WBC) in blood, key elements in fighting infections. These results were also observed in cancer patients whose WBC were depleted due to the toxic effects of chemotherapeutic drugs used during the course of their therapy. The inventor strongly believes the technology could benefit patients suffering from HL and the company will advance the two studies in parallel. The mechanism of action are though to be similar in both indications making data sharing a major asset.

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

HL

Hodgkin’s lymphoma is a cancer that is found most frequently in two different age groups: 15 – 35 and over 55, and occurs in both sexes although it is more common in males and individuals with HIV. The overall incidence of Hodgkin’s lymphoma is approximately 2.7 per 100,000 persons. Malignant Reed Sternberg cells invade and destroy the architecture of the lymph nodes and infiltrate major organs such as the liver and spleen. Radiation and chemotherapy are used routinely but these treatments can later result in morbidity and mortality as a result of causing second malignancies. More effective and safer treatments are needed for this disease. In the U.S. 185,793 suffer from Hodgkin's lymphoma (2011); the worldwide market potential for Hodgkin's lymphoma is estimated to be $1-2 billion.

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

In connection with the Agreement and Assignment Agreement, Sean Webster resigned in his position as an officer and director with our company. In his stead, Ben Chang was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Under the direction of our newly appointed officer and director, the Company engaged in its new business to pursue the development of PD-616 (12–O-tetradecanoylphorbol-13-acetate) for the treatment of Acute Myelogenous Leukemia (AML)

In late 2014 Hodgkin’s Lymphoma (HL) was added to the pipeline. Hodgkin’s lymphoma is a cancer that is found most frequently in two different age groups: 15 – 35 and over 55, and occurs in both sexes although it is more common in males and individuals with HIV. The overall incidence of Hodgkin’s lymphoma is approximately 2.7 per 100,000 persons. Malignant Reed Sternberg cells invade and destroy the architecture of the lymph nodes and infiltrate major organs such as the liver and spleen. Radiation and chemotherapy are used routinely but these treatments can later result in morbidity and mortality as a result of causing second malignancies. The two principal indications, AML and HL, will be developed in parallel.

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

Future sales and issuances of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

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

The Company has issued a significant number of shares of common stock as a result of the conversion of these convertible notes and expects to continue to issue a significant number of shares in the future. As of July 11, 2014, the number of outstanding shares of the Company was 420,463,772, and as of June 22, 2015, the number of outstanding shares of the Company was 3,097,091,736. A significant portion of these additional share issuances resulted from the conversion of convertible notes. As shares of our common stock are issued due to the conversion of some or all of the convertible notes in the future, the ownership interests of existing stockholders will continue to be diluted and such dilution is expected to be significant.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at 9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212, where we have shared use of the office space and conference rooms comprised of approximately 450 square feet. We believe the leased office space is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed, the inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. The trial for the Litigation involving the Company is tentatively scheduled for March 2016.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTC Markets under the symbol “RCHA”. The table below lists the high and low closing prices per share of our common stock for the fourth quarter of the year ended March 31, 2015 and for the year ended March 31, 2014 from the date our stock was first traded on March 14, 2014, as quoted on the OTC Markets. Prior to March 14, 2014, there was no public market for our common stock.

For The Year Ended March 31, 2015	High	Low
Fourth Quarter (January 1, 2015 to March 31, 2015)	.0148	.0008
Third Quarter (October 1, 2014 to December 31, 2014)	.0590	.0031
Second Quarter (July 1, 2014 to September 30, 2014)	.0700	.0300
First Quarter (April 1, 2014 to June 30, 2014)	.3650	.0450

For The Year Ended March 31, 2014
Fourth Quarter (March 14, 2014 to March 31, 2014)	$.3000	$.3000

Holders

As of March 31, 2015, there are approximately 34 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, and its phone number is 702-818-5898

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 6, 2013, our Board of Directors adopted the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was subsequently amended on October 6, 2014 which increased the number of shares reserved under the Plan to 90,004,800 and amended on April 6, 2015 which increased the number of shares reserved under the Plan to 390,004,800. The Plan is intended to promote the interests of our Company by “providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Company as an incentive for them to remain in the service of the Company. The Plan is divided into two separate equity programs: 1) a stock option grant program; and 2) a stock issuance program. The maximum number of shares available to be issued under the Plan is currently 390,004,800 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future.

The Plan is administered by our Company’s Board of Directors. Persons eligible to participate in the Plan are: 1) employees; 2) non-employee members of our Company’s Board of Directors; and 3) consultants and other independent advisors who provide services to our Company. All grants under the Plan are intended to comply with the requirements under Internal Revenue Code Section 409A and activities under the Plan will be administered accordingly. Options granted under the Plan are evidenced by agreement between the recipient and our Company, subject to the following general provisions: 1) the exercise price shall not be less than 100% of the fair market value per share of our Company’s common stock on the date of grant (110% in the case of 10% or greater shareholders); and 2) the term of stock options shall be limited to a maximum of ten years. A complete description of the Plan, as amended, is included as an exhibit to our Current Reports on Form 8-K filed with the SEC on June 4, 2013, October 6, 2014 and April 8, 2015.

Equity Compensation Plan Information

The table below sets forth information as of March 31, 2014 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	390,004,800	$0.0017	322,751,520

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

Overview and Financial Condition

Results of Operations

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

We had no revenues during the periods ending March 31, 2015 and March 31, 2014. In July 2013, the Company entered the start-up phase of its operations.

Operating expenses for the year ending March 31, 2015 were $3,606,425 which consisted primarily of professional fees and compensation. Operating expenses for the year ending March 31, 2014 were $3,004,595 which consisted primarily of $1,869,273 non-cash charges related to issuance of stock and stock options to officers and consultants and $335,000 in consulting fees. Operating expenses increased significantly compared to the year ending March 31, 2014 due to an increase of $1,224,319 in professional fees

We had a net loss of $4,133,576 for the year ending March 31, 2015 compares to a net loss of $3,004,937 for the year ending March 31, 2014. The increase in the net loss was due to higher professional fees and derivate expenses related to convertible debt issuances.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of convertible notes payable.

As of March 31, 2015, our Company had cash totaling $15,892, and total and current assets of $23,470. We had total liabilities of $1,743,199 and a working capital deficit of $(1,635,874). Stockholders’ deficit totaled $(1,718,941) as of March 31, 2015.

Net cash used in operating activities was $1,445,068 for the year ended March 31, 2015, and was $342,832 for the year ended March 31, 2014. The net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous period from inception.

Net cash provided by financing activities was $1,448,573 for the year ended March 31, 2015, and was $400,050 for the year ended March 31, 2014. The net cash provided by financing activities was mainly attributable to proceeds from the sale and issuance of equity, warrants and convertible notes.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through March 31, 2015. We will be required to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended March 31, 2015, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

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

							Change in
							Pension
							Value and
							Non-Qual.
							Deferred	All
				Stock	Option	Non-equity	Compens.	Other
		Salary	Bonus	Awards	Awards	Incentive	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	Comp. ($)	($)	($)	($)
Ben Chang	2015	$275,000	—	286,400	$90,400	—	—	—	$651,800
	2014	$68,750	—	—	$48,479	—	—	—	$117,229

Chief Executive Officer/Chief Financial Officer/Director since July 18, 2013.

Employment Agreements

Effective September 6, 2013, the Company entered into an Employment Agreement with Mr. Chang, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two (2) years; annual base compensation of $275,000; and the issuance of 3,000,240 options to purchase shares of Company common stock. The foregoing is only a brief description of the material terms of the Employment Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on September 12, 2013.

Grants of Stock Awards

During the fiscal year ending March 31, 2015, Ben Chang, our Chief Executive Officer, was awarded options to purchase up to 3,000,000 shares of our Common Stock under our 2013 Plan, as amended. The options vested 100% on grant and provide for a right of cashless exercise. The exercise price of the options are $ 0.0017 per share.

During the fiscal year ending March 31, 2014, Ben Chang, our Chief Executive Officer, was awarded options to purchase up to 3,000,240 shares of our Common Stock under our 2013 Plan. The options vested 50% on grant and 50% monthly over the 24 month term of his employment agreement and provide for a right of cashless exercise. The exercise price of the options are $.0191984 per share.

Option Exercises and Stock Vested

During the fiscal years ending March 31, 2015 and 2014, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

At March 31, 2015, Ben Chang had 6,000,240 options issued under the 2013 Plan, as amended, and David Chou had 6,000,320 options issued under the 2013 Plan, as amended.

Compensation of Directors

During the fiscal year ending March 31, 2015, our one independent director was paid $23,000.

During the fiscal year ending March 31, 2015 and 2014 (respectively), David Chou received options to purchase up to 2,000,000 and 4,000,320 shares of common stock under the 2013 Plan as compensation for his services as a director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 9, 2015, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the class of stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares of common stock outstanding totaling 2,265,513,376, and the number of shares of preferred stock outstanding totaling 6,000,000, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of June 9, 2015 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(2)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock(2)
Directors and Executive Officers
Ben Chang, Chairman and President	419,380,500	(3)	27.2%	6,000,000	(4)	100%
David Chou, Director	2,750,220		— *
All directors and officers as a group (2 people)	380,882,351	(3)	18.72%	6,000,000	(4)	100%
5% or Greater Stockholders
Imagic, LLC 312 North Mansfield Ave. Los Angeles, CA 90036	275,132,685	(5)	12.14%

* Less than 1 percent.

(1) Unless otherwise noted, the address is c/o Rich Pharmaceuticals, Inc., 9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212.

(2) Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all options issued to the beneficial owners which are exercisable within 60 days of June 9, 2015) by 2,221,763,965, the total shares of common stock outstanding as of June 9, 2015 and 53,246,600 options exercisable within 60 days of June 9, 2015.

(3) Includes options to purchase up to 6,000,240 shares of common stock issued under the 2013 Plan which are exercisable within 60 days after June 9, 2015. Also includes the 275,132,685 shares of common stock held by Imagic, LLC which Mr. Chang is deemed to beneficially own.

(4) The Preferred Stock has 100 to 1 voting rights over shares of common stock.

(5) Ben Chang is the sole manager and member of Imagic, LLC and has sole investment and voting control of the shares of Company common stock held by Imagic, LLC. He is therefore deemed to be the beneficial owner of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of any transaction occurring since April 1, 2013, or any proposed transaction, in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

On October 6, 2014, 2014, the Company executed an Assignment Agreement (the “Assignment Agreement”) with Richard L. Chang Holding's, LLC (“Holdings LLC”) and Imagic LLC (“Imagic LLC”) pursuant to which Holdings LLC and Imagic LLC exercised the option under the Memorandum of Understanding and Asset Assignment Agreement dated July 26, 2013 to assign any and all interest it had in the indication, patents and intellectual property related to treatment of Hodgkin’s Lymphoma, utility patent application number 61998397, entitled COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF HODGKIN’S LYMPHOMA pursuant to the terms of the Assignment Agreement. The Company issued 220,792,028 shares of restricted Company common stock to Imagic LLC in consideration for the assignment. Imagic LLC is owned and controlled by Ben Chang. The foregoing is only a brief description of the material terms of the Assignment, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the Assignment which is filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 8, 2014.

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

As of March 31, 2015, the Company received a loan from its Chief Executive Officer for $5,000 which has been repaid. Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. The loan is unsecured and bears 8% interest. The total due was $6,000 as of March 31, 2015. Interest accrued on the 2015 note for the year ended March 31, 2015 was $67. As of March 31, 2014, the Company received loans with a total balance of $11,000 from Imagic, LLC and $25,000 from Rich BioScience, both of which entities are controlled by Ben Chang, our Chief Executive Officer.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Promoters and Control Persons

Mr. Chang as an the sole officer, a director and beneficial owner of 27.2% of the outstanding common stock and 100% of the preferred stock would be considered a control person of the Company.

Director Independence

The Board has determined that neither of our directors is independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2015 were $42,500.

(2) Audit-Related Fees

There were no fees billed during the two years ended March 31, 2015 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2015 and March 31, 2014.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended March 31, 2015.

(5) Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2015. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
3.3	Certificate of Designations of Series A Preferred Stock, dated July 18, 2013 (2)
10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated July 19, 2013 (2)
10.2	Memorandum of Understanding and Assignment Agreement dated July 18, 2013 (2)
10.3	Employment Agreement with Ben Chang dated September 6, 2013 (3)
10.4	2013 Stock Option/Stock Issuance Plan (3)
10.5	Waiver to Memorandum of Understanding and Asset Assignment Agreement dated January 17, 2014 (4)
10.6	Convertible Promissory Note with Asher Enterprises, Inc. dated March 11, 2014 (5)
10.7	Convertible Promissory Note with KBM Worldwide, Inc. dated April 8, 2014 in the amount of $53,000 (6)
10.8	Convertible Promissory Note with KBM Worldwide, Inc. dated May 21, 2014 in the amount of $42,500 (6)
10.9	Investment Agreement dated August 12, 2014 with Macallan Partners (7)
10.1	Registration Rights Agreement dated August 12, 2014 with Macallan Partners (7)
10.11	Convertible Promissory Note dated August 12, 2014 with JMJ Financial (7)
10.12	Securities Purchase Agreement dated August 14, 2014 with Toledo Advisors LLC (7)
10.13	First Convertible Promissory Note dated August 14, 2014 with Toledo Advisors (7)
10.14	Second Convertible Promissory Note dated August 14, 2014 with Toledo Advisors LLC (7)
10.15	Securities Purchase Agreement dated August 14, 2014 with LG Capital Funding, LLC (7)
10.16	First Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.17	Second Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.18	Convertible Promissory Note dated August 14, 2014 with Vista Capital Investments, LLC (7)
10.19	Master Convertible Promissory Note dated September 18, 2014 with Typenex Co-Investment LLC, LLC (8)
10.2	Securities Purchase Agreement dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.21	Convertible Promissory Note dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.22	Assignment Agreement dated October 6, 2014 (9)
10.23	2013 Plan Amendment dated October 6, 2014 (9)
10.22.1	Convertible Promissory Note dated November 6, 2014 with JSJ Investments, Inc. (10)
10.23.1	Convertible Promissory Note dated October 6, 3014 issued to KBM Worldwide, Inc. (11)
10.24	Convertible Promissory Note dated November 25, 2014 with KBM Worldwide, Inc. (12)
10.25	Convertible Promissory Note dated January 9, 2015 with KBM Worldwide, Inc. (13)
10.26	Convertible Promissory Note dated February 5, 2015 issued to KBM Worldwide, Inc. (14)
10.27	Securities Purchase Agreement dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)
10.28	Convertible Promissory Note dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)
10.29	Securities Purchase Agreement dated March 26, 2015 with Adar Bays, LLC (16)
10.3	Convertible Promissory Note dated March 26, 2015 with Adar Bays, LLC (16)
10.31	Back-End Convertible Promissory Note with Adar Bays, LLC (16)
10.32	Adar Bays, LLC Collateralized Secured Promissory Note dated March 26, 2015 (16)
10.33	2013 Plan Amendment No. 2 (17)
10.33.1	Securities Purchase Agreement with LG Capital Funding dated May 5, 2015 (18)
10.34	Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.35	Back-End Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.36	Collateralized Secured Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.37	Convertible Promissory Note with Vis Veres Group, Inc. dated May 6, 2015 (18)
10.38	Amended and Restated Investment Agreement dated June 10, 2015 with LG Capital Funding, LLC (19)
14.1	Code of Ethics
21	List of Subsidiaries*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement Filed on Form S-1 filed with the SEC on April 25, 2011.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 24, 2013.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 12, 2013.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 17, 2014.
(5)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on July 15, 2014.
(6)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 19, 2014.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 25, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 8, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 14, 2014.
(11)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 19, 2014.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 2, 2014.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 15, 2015.
(14)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on February 23, 2015.
(15)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 16, 2015.
(16)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 3, 2015.
(17)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 8, 2015.
(18)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 12, 2015.
(19)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on June 11, 2015.
(20)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on July 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Pharmaceuticals, Inc. (Registrant)

Date: September 17, 2015	/s/ Ben Chang
	By:	Ben Chang
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
s/ BEN CHANG	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	September 17, 2015
Ben Chang
/s/ DAVID CHOU David Chou	Director	September 17, 2015
27

MARCH 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Rich Pharmaceuticals, Inc.

Beverly Hills, California

We have audited the accompanying balance sheet of Rich Pharmaceuticals, Inc., as of March 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Pharmaceuticals, Inc., as of March 31, 2015 and the results of its operations and cash flows for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Rich Pharmaceuticals, Inc. will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

September 17, 2015

Silberstein Ungar, PLLC

Phone (248) 331-5465

Fax (248) 281-0940

20750 Civic Center Drive, Suite 418

Southfield, MI 48076

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Rich Pharmaceuticals, Inc.

Beverly Hills, California

We have audited the accompanying balance sheet of Rich Pharmaceuticals, Inc. as of March 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Pharmaceuticals, Inc. as of March 31, 2014, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Southfield, Michigan

September 16, 2014

 RICH PHARMACEUTICALS, INC.

BALANCE SHEETS

AS OF MARCH 31, 2015 AND 2014

	March 31, 2015	March 31, 2014
ASSETS
Current Assets
Cash and equivalents	$15,892	$12,387
Prepaid expenses	7,578	1,561
Total Current Assets	23,470	13,948

Property and equipment, net	788	1,261

TOTAL ASSETS	$24,258	$15,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$910,272	$180,672
Accrued expenses	200,891	451,290
Due to related parties	6,067	36,000
Stock deposits	0	147,050
Convertible notes payable, net of debt discount	402,131	37,500
Derivative liabilities	139,983	0
Total Current Liabilities	1,659,344	852,512

Long-term Liabilities
Convertible notes payable, net of debt discount	6,080	0
Derivative liabilities	77,775	0
Total Long-term Liabilities	83,855	0

Total Liabilities	1,743,199	852,512

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $.001 par value, 37,503,000,000 shares authorized, 1,541,083,957 and 414,411,438 shares issued and outstanding, respectively	1,541,083	414,411
Additional paid-in capital	4,168,956	2,043,690
Accumulated deficit	(7,434,980)	(3,301,404)
Total Stockholders’ Deficit	(1,718,941)	(837,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,258	$15,209

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Year ended March 31, 2015	Year ended March 31, 2014

REVENUES	$0	$0

OPERATING EXPENSES
Consulting expenses	200,925	335,000
Office expenses	97,821	39,569
Depreciation expense	473	158
Wages and taxes	727,458	291,358
Professional fees	1,339,623	115,304
Regulatory fees	52,496	37,591
Research and development	165,371	123,802
Stock-based compensation	866,128	1,869,273
Impairment of intangible asset	82,120	168,973
Travel, meals and entertainment	74,010	23,567

TOTAL OPERATING EXPENSES	3,606,425	3,004,595

LOSS FROM OPERATIONS	(3,606,425)	(3,004,595)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(504,269)	0
Change in value of derivative liability	1,867,621	0
Derivative expense	(1,809,914)	0
Forgiveness of debt	6,009	0
Interest expense	(56,531)	(342)
Interest expense – related party	(67)	0
Loss on share issuance	(30,000)	0
	(527,151)	(342)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,133,576)	(3,004,937)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(4,133,576)	$(3,004,937)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	633,180,343	615,222,893

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2013	—	$—	1,093,837,500	$2,625	$49,875	$(81,930)	$(29,430)

Stock issued for intangible assets	6,000,000	6,000	82,767,038	199	117,774	—	123,973

Share cancellation	—	—	(762,776,434)	(1,831)	1,831	—	—

Forgiveness of shareholder debt	—	—	—	—	28,818	—	28,818

Stock split – 416.7 to 1	—	—	—	412,835	(198,298)	(214,537)	—

Stock options granted for services	—	—	—	—	663,307	—	663,307

Stock and warrants issued for cash	—	—	583,334	583	174,417	—	175,000

Stock options granted for services	—	—	—	—	23,825	—	23,825

Stock options granted for services	—	—	—	—	1,182,141	—	1,182,141

Net loss for the year ended March 31, 2014	—	—	—	—	—	(3,004,937)	(3,004,937)

Balance, March 31, 2014	6,000,000	6,000	414,411,438	414,411	2,043,690	(3,301,404)	(837,303)

Stock issued for intangible assets	—	—	220,792,028	220,792	7,683,563	—	7,904,355

Deemed dividend related to intangible assets	—	—	—	—	(7,822,235)	—	(7,822,235)

Stock options granted for services	—	—	—	—	815,680	—	815,680

Stock and warrants issued for cash	—	—	2,483,334	2,483	337,517	—	340,000

Stock issued for cash	—	—	79,961,892	79,962	140,038	—	220,000

Stock issued for stock deposits	—	—	1,469,000	1,469	145,581	—	147,050

Stock issued for services	—	—	16,000,000	16,000	780,050	—	796,050

Stock issued for debt conversion	—	—	805,966,265	805,966	(306,280)	—	499,686

Derivative liability closed to paid-in capital	—	—	—	—	300,904	—	300,904

Stock option modification	—	—	—	—	50,448	—	50,448

Net loss for the year ended March 31, 2014	—	—	—	—	—	(4,133,576)	(4,133,576)

Balance, March 31, 2015	6,000,000	$6,000	1,541,083,957	$1,541,083	$4,168,956	$(7,434,980)	$(1,718,941)

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Year ended March 31, 2015	Year ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(4,133,576)	$(3,004,937)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	473	158
Amortization of debt discount	504,269	0
Change in value of derivative liability	(1,867,621)	0
Derivative expense	1,809,914	0
Forgiveness of debt	(6,009)	0
Loss on share issuance	30,000	0
Impairment of intangible assets	82,120	168,973
Stock issued for services	796,050	0
Stock-based compensation	866,128	1,869,273
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,017)	(1,561)
Increase in accounts payable	729,600	173,972
Increase (decrease) in accrued expenses	(250,399)	451,290
Net Cash Used by Operating Activities	(1,445,068)	(342,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	0	(1,419)
Acquisition of intangible assets	0	(45,000)
Net Cash Used by Investing Activities	0	(46,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and interest received (repaid) from/to related parties	(29,933)	40,500
Proceeds from stock deposits	0	147,500
Proceeds from sale of common stock and stock warrants	560,000	175,000
Proceeds from the issuance of convertible note payable	918,506	37,500
Net Cash Provided by Financing Activities	1,448,573	400,050

Net Increase in Cash and Cash Equivalents	3,505	10,799
Cash and cash equivalents, beginning of period	12,387	1,588
Cash and cash equivalents, end of period	$15,892	$12,387

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$342
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$147,050	$0
Original issue and debt discounts recorded on notes payable	$612,827	$0
Acquisition of intangibles for stock	$82,120	$123,973
Debt and interest converted to common stock and contributed capital	$499,686	$28,818

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2015 and 2014 the Company had $15,892 and $12,387, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

Long-Lived and Intangible Assets

The Company accounts for long-lived and intangible assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2014, the Company fully impaired their intangible assets to $0. As of March 31, 2014, the Company fully impaired their intangible assets to $0. During the year ended March 31, 2015, the Company aquired another intangible asset from a related party and valued it at the cost of the intangible to the related party totaling $82,120. As of March 31, 2015, the Company fully impaired their intangible assets to $0.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any level 1 or level 3 financial instruments at March 31, 2015 and 2014. As of March 31, 2015, the derivative liabilities were considered a level 2 item; see Note 8.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 90,004,800 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2015, the Company granted 19,750,000 stock options to officers, directors, employees and consultants. On January 12, 2015, the Company modified the exercise price on all 67,253,280 outstanding stock options. The new exercise price is $0.0017 per share.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of March 31, 2015 and 2014:

	2015	2014
Computer equipment	$1,419	$1,419
Less: accumulated depreciation	(631)	(158)
Property and equipment, net	$788	$1,261

The useful life of the computer equipment is 3 years.

Depreciation expense was $473 and $158 for the years ended March 31, 2015 and 2014, respectively.

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

On October 6, 2014, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Compositions and methods of use of Phorbol Esters for the treatment of Hodgkin’s Lymphoma”, and all related intellectual property, inventions and trade secrets, data and clinical study results. In consideration for the intellectual property the Company issued 220,792,028 common shares. These shares were valued at a total of $7,904,355; however, since the asset was acquired from a related party the Company valued the asset at the cost of the asset to the related party, $82,120, and treated the excess value as a deemed dividend reducing additional paid in capital. The Company analyzed the assets at March 31, 2015 and determined that the value could not be supported and impaired the assets to $0.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2015 and 2014:

	2015	2014
Wages and taxes	175,357	151,290
Accrued interest	25,534	0
Consulting	0	300,000
Total accrued expenses	$200,891	$451,290

The Company amended a consulting agreement on May 7, 2014, to grant 2,500,000 shares to a consultant for work performed through March 31, 2014. The shares were valued on the grant date at $300,000 and that amount had been accrued as of March 31, 2014.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

During the year ended March 31, 2015 and 2014, the Company received loans from companies controlled by its new CEO or shareholders totaling $5,000 and $36,000, respectively. The loans are unsecured, non-interest bearing with no specific terms of repayment. The Company repaid all $41,000 of the loans during the year ended March 31, 2015.

Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. The loan is unsecured and bears 8% interest. The total due was $6,000 as of March 31, 2015. Interest accrued on the 2015 note for the year ended March 31, 2015 was $67.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 3,000,240 shares of common stock at an exercise price of $0.02 per share. The CEO earned $275,000 and $229,167 for the years ended March 31, 2015 and 2014 (respectively) as a result of this agreement, of which, $154,062 and $129,717 has been accrued as of March 31, 2015 and 2014.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 1,469,000 shares of common stock in exchange for the deposits. The remaining balance as of March 31, 2015 is $0.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On March 11, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $37,500 of principal and $1,500 of interest into 2,159,271 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On April 8, 2014, the Company issued a convertible note payable in the amount of $53,000. The note bears 8% interest and is due on January 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $53,000 of principal and $2,120 of interest into 6,089,041 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $42,500 of principal and $1,700 of interest into 15,252,347 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On August 14, 2014, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $3,380. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $66,780 of principal and $2,850 of interest into 121,442,490 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On August 14, 2014, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $58,300 of principal and $2,527 of interest into 131,091,236 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On August 13, 2014, the Company issued a convertible note payable in the amount of $61,111 including an original issue discount of $5,500. The note has a one-time 12% interest charge and is due on August 14, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $61,111 of principal and $6,266 of interest into 140,370,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $1,067 as of March 31, 2015.

On August 19, 2014, the Company issued a convertible note payable in the amount of $57,895 including an original issue discount of $2,895. The note bears 12% interest and is due on August 19, 2016. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $57,895 of principal and $14,035 of interest (including a $10,000 penalty) into 179,825,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest charge and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. During the year ended March 31, 2015, the note holder converted $10,000 of principal into 18,181,818 shares of common stock leaving a remaining balance of $54,500. Accrued interest was $7,740 as of March 31, 2015. The loan has an unamortized original issue discount of $2,523 as of March 31, 2015.

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. On March 10, 2015 the note holder converted $25,200 of the principle into 70,000,000 common shares leaving a remaining balance of $29,800. Accrued interest was $2,162 as of March 31, 2015.

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $1,273.

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $2,622.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $1,188.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears a one-time 12% interest charge and is due on December 16, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $4,000. This loan has an unamortized original issue discount of $2,854 as of the end of the period.

On January 9, 2015, the Company issued a convertible promissory note in the amount of $33,000. The note is due on October 13, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $586.

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $639.

On February 17, 2015, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $6,780. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $615. This loan has an unamortized original issue discount of $2,835 as of the end of the period.

On February 25, 2015, the Company issued a convertible note payable in the amount of $27,778 including an original issue discount of $2,778. The note bears a one-time 12% interest charge and is due on February 25, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $3,333. This loan has an unamortized original issue discount of $2,648 as of the end of the period.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on December 9, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $265.

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended March 31, 2015 is $32. This loan has an unamortized original issue discount of $1,653 as of the end of the period.

On March 2, 2015, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. On March 2, 2015 the note holder converted $56,402 of the principle into 121,555,062 common shares leaving a remaining balance of $1,898. Interest accrued on this note for the period ended March 31, 2015 is $12. This loan has an unamortized original issue discount of $107 as of the end of the period.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the year ending March 31, 2015: $37,500 note dated March 11, 2014; $53,000 note dated April 8, 2014; $42,500 note dated May 21, 2014; $55,000 note dated September 23, 2014; $66,780 note dated August 14, 2014; $58,300 note dated August 14, 2014; $64,500 note dated September 18, 2014; $58,300 note dated March 2, 2015; $61,111 note dated August 13, 2014; $57,895 note dated August 19, 2014; $33,333 note dated December 16, 2014; $27,778 note dated February 25, 2015.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended March 31, 2015, the Company recorded a total change in the fair market value of the derivative liabilities of $1,867,621.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 8 – DERIVATIVE LIABILITIES (CONTINUED)

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.001 - $0.037, exercise price of $0.0005 - $0.0203, dividend yield of zero, years to maturity of 0.126 – 1.88, a risk free rate of 0.02% - 0.67%, and annualized volatility of 138% - 403%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370. Based on the valuations on the initial valuation dates, the Company recognized debt discounts related to the conversion features totaling $576,370 and a derivative expense of $1,809,914 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of March 31, 2015, unamortized debt discount, including original issue discounts totaling $108,558. The derivative liabilities totaled $217,758 as of March 31, 2015, of which $77,775 related to long-term debt.

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

MARCH 31, 2015

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

On April 24, 2014, the Company issued 1,000,000 units at $0.25 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $0.35 and a three year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

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

Date	April 4, 2014	April 24, 2014	July 10, 2014	July 29, 2014
Warrants	83,334	1,000,000	700,000	700,000
Stock price on grant date	$0.199	$0.252	$0.037	$0.037
Exercise price	$0.50	$0.35	$0.15	$0.15
Expected life	1 year	3 year	3 year	3 year
Volatility	113%	76%	119%	119%
Risk-free rate	0.12%	0.84%	0.96%	0.98%
Calculated value	$3,181	$104,416	$12,130	$12,102
Fair value allocation of proceeds	$2,822	$73,653	$8,637	$8,992

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the warrant activity for the years ended March 31, 2015 and 2014:

	Number of warrants	Weighted average exercise price
Outstanding, April 1, 2103	-	$0.00
Granted	583,334	$0.50
Exercised	-	-
Outstanding, March 31, 2014	583,334	$0.50
Granted	2,483,334	$0.24
Exercised	-	-
Outstanding, March 31, 2015	3,066,668	$0.29

On May 7, 2014, the Company granted 2,500,000 shares to a consultant for prior services rendered. The Company had accrued $300,000 for these services as of March 31, 2014.

On June 16, 2014, the Company issued 1,469,000 shares of common stock for stock deposits of $147,050. The Company had received the deposits during the year ended March 31, 2014.

On July 1, 2014, the Company granted 1,000,000 shares to a professional for prior legal services rendered. The Company had accrued $30,000 for these services as of June 30, 2014. The shares were valued on the grant date at the fair market value of $60,000 resulting in a loss on the issuance of shares of $30,000.

On October 6, 2014, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC, a related party, and its principals to acquire certain assets including a US Patent entitled “Compositions and methods of use of Phorbol Esters for the treatment of Hodgkin’s Lymphoma”, and all related intellectual property, inventions and trade secrets, data and clinical study results. In consideration for the intellectual property the Company issued 220,792,028 common shares. These shares were valued at a total of $7,904,355; however, since the asset was acquired from a related party the Company valued the asset at the cost of the asset to the related party, $82,120, and treated the excess value of $7,822,235 as a deemed dividend reducing additional paid in capital.

Also on October 6, 2014, the Board of Directors approved the issuance of 8,000,000 shares of common stock to the CEO and 4,000,000 shares of common stock to the Company’s attorney as bonuses. The shares were valued based on the closing stock price on the grant date for a total value of $429,600.

On November 19, 2015, the Company entered into an agreement with an unrelated vendor to provide six months of consulting services in exchange for 500,000 shares of common stock. The shares were valued based on the closing stock price on the grant date for a total value of $6,450. The entire contract was expensed as of March 31, 2015.

On August 13, 2014, the Company entered into an investment agreement with an investor to invest up to $4,000,000 to purchase the Company’s common stock. The price per share for each investment is determined by the lesser of: (1) 65% of the lowest traded price of the Company’s common stock during the ten consecutive trading days prior to the drawdown notice date or (2) 65% of the closing bid price on the day before the drawdown notice is submitted. During the year ended March 31, 2015, the Company issued 79,961,892 shares of common stock to this investor for total proceeds of $220,000.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

During the year ended March 31, 2015, the Company received twenty-five conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
September 22, 2014	$12,000	550,459	$0.0218
October 1, 2014	$12,000	648,649	$0.0185
October 8, 2014	$9,000	505,618	$0.0178
October 16, 2014	$6,000	454,545	$0.0132
October 29, 2014	$15,000	1,250,000	$0.0120
November 3, 2014	$10,000	819,672	$0.0122
November 7, 2014	$12,000	1,188,119	$0.0101
November 19, 2014	$18,120	2,831,250	$0.0064
December 8, 2014	$15,000	3,488,372	$0.0043
December 15, 2014	$12,000	4,285,714	$0.0028
December 26, 2014	$17,200	7,478,261	$0.0023
February 11, 2015	$29,900	74,750,000	$0.0004
February 12, 2015	$17,333	37,356,055	$0.00046
February 13, 2015	$17,894	37,280,000	$0.00048
February 15, 2015	$35,730	73,924,324	$0.00048
February 17, 2015	$17,003	36,643,945	$0.00046
February 23, 2015	$20,603	47,090,000	$0.00044
February 23, 2015	$17,003	36,643,945	$0.00046
February 24, 2015	$9,488	20,447,291	$0.00046
February 26, 2015	$42,030	105,075,000	$0.0004
February 27, 2015	$26,880	56,000,000	$0.00048
March 2, 2015	$56,402	121,555,062	$0.00046
March 9, 2015	$33,900	47,518,166	$0.00071
March 10, 2015	$25,200	70,000,000	$0.00036
March 20, 2015	$10,000	18,181,818	$0.00006
Total	$498,686	805,966,265

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants. During the year ended March 31, 2015, the Company granted 19,750,000 stock options to officers, directors, employees and consultants. Effective January 12, 2015, the Company approved the re-pricing of all 67,253,280 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.0191984 per share and $0.30 per share, to $0.0017 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged. The Company revalued all existing options on January 12, 2015 using the Black-Scholes option pricing model using the initial terms of the options and the modified terms of the options. The difference in the valuations was recorded as additional expense. The re-pricing of the options resulted in the recognition of an additional $50,448 in related stock based compensation expense for the year ending March 31, 2015.

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014	May 7, 2014	July 23, 2014	October 6, 2014
Options	41,003,280	1,500,000	5,000,000	3,500,000	750,000	15,500,000
Stock price grant date	$0.02	$0.02	$0.30	$0.12	$0.069	$.0358
Initial Exercise price	$0.0191984	$0.0191984	$0.30	$0.12	$0.069	$0.0191984
Modified Exercise price	$0.0017	$0.0017	$0.0017	$0.0017	$0.0017	$0.0017
Expected life	10.00	10.00	10.00	10.00	10.00	5.0
Volatility	76%	74%	74%	73%	88%	101%
Risk-free rate	2.94%	2.71%	2.65%	2.56%	2.53%	1.04%
Calculated value	$663,307	$23,825	$1,182,141	$315,772	$45,109	$454,798
Modified value	$689,033	$24,737	$1,188,971	$319,750	$45,840	$467,069

The following is a summary of the option activity for the years ended March 31, 2015 and 2014:

	Number of options	Weighted average exercise price
Outstanding, April 1, 2013	-	$0.00
Granted	47,503,280	$0.0017
Exercised	-	-
Outstanding, March 31, 2014	47,503,280	$0.0017
Granted	19,750,000	$0.0017
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	67,253,280	$0.0017

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is approximately $2,600.

The inventor of the intellectual property which was assigned to Rich Pharmaceuticals, Inc. in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. In January 2015, the trial in the Litigation was concluded in the Court. The Court has not rendered a verdict in the Litigation as of the date of this filing.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 12 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $7,220,443 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended March 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$1,405,416	$1,021,679
Less: valuation allowance	(1,405,416)	(1,021,679)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$2,454,951	$1,049,535
Less: valuation allowance	(2,454,951)	(1,049,535)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $7,220,443 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 13 – SUBSEQUENT EVENTS

On April 6, 2015, the Company approved an amendment to their 2013 Equity Incentive Plan. This amendment increases the reserved common shares for the plan to 390,004,800.

On April 16, 2015, in conjunction with the April 6, 2015 amendment, the board approved the issuance of 204,000,250 new options with an exercise price of $0.0008, grant date of April 16, 2015, and term of 5 years.

On April 22, 2015, the Company sold 10,037,107 common shares for $5,405 cash, at a per share price of $0.000498.

On June 25, 2015, the Company sold 154,245,477 common shares for $10,797 cash, at a per share price of $0.00007.

On July 7, 2015, the Company sold 161,942,326 shares of common stock for $11,336 in cash or $0.00007 per share.

On July 15, 2015, the Company sold 143,928,240 shares of common stock for $10,075 in cash, or $0.00007 per share.

On June 9, 2015, the Company granted 90,000,000 stock warrants to a legal firm for services rendered.

The Company issued the following common shares to satisfy the conversion of the following debt subsequent to the March 31, 2015 year end:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2015	$16,650	41,111,111	$0.00041
April 6, 2015	$10,000	20,964,361	$0.00048
April 8, 2015	$15,309	45,356,111	$0.00034
April 8, 2015	$20,000	45,454,545	$0.00044
April 9, 2015	$14,320	32,545,455	$0.00044
April 14, 2015	$10,000	23,696,682	$0.00042
April 16, 2015	$1,918	5,300,000	$0.00036
April 21, 2015	$10,000	25,974,026	$0.00039
April 29, 2015	$15,000	38,961,039	$0.00039
May 4, 2015	$5,083	13,146,439	$0.00039
May 12, 2015	$28,456	90,337,960	$0.00031
May 20, 2015	$20,199	94,764,514	$0.00021
May 20, 015	$17,240	78,363,636	$0.00022
May 27, 2015	$13,568	70,180,137	$0.00019
May 29, 2015	$15,000	88,235,295	$0.00017
June 11, 2015	$9,897	94,260,947	$0.00010
June 16, 2015	$14,100	117,500,000	$0.00012
June 16, 2015	$13,565	113,041,667	$0.00012
June 22, 2015	$7,415	123,583,333	$0.00006
June 22, 2015	$14,384	247,992,413	$0.00006
June 23, 2015	$7,752	129,200,000	$0.00006
Total	$279,857	1,539,969,671

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On May 5, 2015, the Company issued a convertible note payable in the amount of $137,800 including an original issue discount of $7,800. This loan contains a front-end funding of $68,900 and a back-end funding of $68,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

On May 28, 2015, the Company issued a convertible note payable in the amount of $15,000. The note bears a one-time 8% interest rate and is due on May 28, 2016. The loan becomes convertible on November 28, 2015, six months from the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%.

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest rate and is due on June 4, 2016. The loan becomes convertible on March 2, 2016, 180 days after the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the two lowest trading price for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date.

During the subsequent quarter the Company borrowed $13,600 from related parties. The debt bears no interest and is payable at the convenience of the Company.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

