Form 10-Q
period 2015-06-30
Rich Pharmaceuticals, Inc.
filed 2015-09-25
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes [X] No

The number of shares outstanding of common stock as of September 25, 2015 was 3,557,207,779.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

RICH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash and equivalents	$90	$15,892
Prepaid expenses	4,835	7,578
Total Current Assets	4,925	23,470
Property and equipment, net	670	788
TOTAL ASSETS	$5,595	$24,258
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$915,575	$910,272
Accrued expenses	246,415	200,891
Due to related parties	6,141	6,067
Convertible notes payable, net of debt discount	254,415	402,131
Derivative liabilities	226,408	139,983
Total Current Liabilities	1,648,954	1,659,344

Long-term Liabilities
Convertible notes payable, net of debt discount	4,914	6,080
Derivative liabilities	109,035	77,775
Total Long-term Liabilities	113,949	83,855

Total Liabilities	1,762,903	1,743,199

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $.001 par value, 37,503,000,000 shares authorized, 3,245,337,213 and 1,541,083,957 shares issued and outstanding,	3,245,335	1,541,083
Additional paid-in capital	3,074,080	4,168,956
Accumulated deficit	(8,082,723)	(7,434,980)
Total Stockholders’ Deficit	(1,757,308)	(1,718,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,595	$24,258

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2015	Three months ended June 30, 2014

REVENUES	$-	$-

OPERATING EXPENSES
Consulting expenses	6,000	80,000
Office expenses	20,753	22,838
Depreciation expense	118	118
Wages and taxes	91,723	151,079
Professional fees	65,947	125,879
Regulatory fees	1,669	1,065
Research and development	7,000	-
Stock-based compensation	130,091	120,293
Travel, meals and entertainment	2,612	16,937
TOTAL OPERATING EXPENSES	325,913	518,209

LOSS FROM OPERATIONS	(325,913)	(518,209)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(165,629)	-
Change in value of derivative liability	48,413	-
Derivative expense	(191,844)	-
Interest expense	(12,696)	(2,249)
Interest expense – related party	(74)	-
Total Other Income	(321,830)	(2,249)

LOSS BEFORE PROVISION FOR INCOME TAXES	(647,743)	(520,458)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(647,743)	$(520,458)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,125,788,108	417,091,310

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended June 30, 2015	Three months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(647,743)	$(520,458)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	118	118
Amortization of debt discount	165,629	-
Change in value of derivative liability	(48,413)	-
Derivative expense	191,844	-
Warrants issued for services	13,259	-
Stock-based compensation	130,091	120,293
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,743	(100,000)
Increase in accounts payable	5,303	67,692
Increase in bank overdraft	-	1,863
Increase in accrued expenses	45,524	78,605
Net Cash Used by Operating Activities	(141,645)	(351,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and interest received (repaid) from/to related parties	74	(31,000)
Proceeds from sale of common stock and stock warrants	29,462	275,000
Proceeds from the issuance of convertible note payable	96,307	95,500
Net Cash Provided by Financing Activities	125,843	339,500

Net Increase in Cash and Cash Equivalents	(15,802)	(12,387)
Cash and cash equivalents, beginning of period	15,892	12,387
Cash and cash equivalents, end of period	$90	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$-	$147,050
Original issue discounts recorded on notes payable	$11,531	$-
Common stock issued for accrued expenses	$-	$300,000
Acquisition of intangibles for stock	$-	$123,973
Debt and interest converted to common stock and contributed capital	$449,825	$28,818

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2015 and March 31, 2015 the Company had $90 and $15,892, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a March 31 fiscal year end.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the U.S. Securities and Exchange Commission.

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives of the assets are as follows: Computer equipment, 3 years.

Long-Lived and Intangible Assets

The Company accounts for long-lived and intangible assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2014, the Company fully impaired their intangible assets to $0. During the year ended March 31, 2015, the Company acquired another intangible asset from a related party and valued it at the cost of the intangible to the related party totaling $82,120. As of March 31, 2015, the Company fully impaired their intangible assets to $0.

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

The Company did not have any level 1 or level 3 financial instruments at June 30, 2015 and 2014. As of June 30, 2015, the derivative liabilities were considered a level 2 item; see Note 8.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 390,004,800 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2015, the Company granted 19,750,000 stock options to officers, directors, employees and consultants. During the period ended June 30, 2015, the Company granted 204,000,250 stock options to officers, directors, employees and consultants. On January 12, 2015, the Company modified the exercise price on all 67,253,280 outstanding stock options to $0.0017. However, on April 6, 2015, the Company again modified the exercise price on all outstanding stock options to $0.0008 per share.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Computer equipment	$1,419	$1,419
Less: accumulated depreciation	(749)	(631)
Property and equipment, net	$670	$788

The useful life of the computer equipment is 3 years.

Depreciation expense was $118 and $473 for the periods ended June 30, 2015 and March 31, 2015, respectively.

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Wages and taxes	227,253	175,357
Accrued interest	19,162	25,534
Consulting	-	-
Total accrued expenses	$246,415	$200,891

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. The loan is unsecured and bears 8% interest. The total due was $6,000 as of June 30, 2015. Interest accrued on the 2015 note as of June 30, 2015 was $141.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 3,000,240 shares of common stock at an exercise price of $0.02 per share. The CEO earned $68,751 and $75,711 for the three months ended June 30, 2015 and 2014 (respectively) as a result of this agreement, of which, $192,113 and $154,062 is included in accrued expenses, as of June 30, 2015 and March 31, 2015.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The note is currently in default. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $42,500 of principal and $1,700 of interest into 15,252,347 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

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

On August 13, 2014, the Company issued a convertible note payable in the amount of $61,111 including an original issue discount of $5,500. The note has a one-time 12% interest charge and is due on August 14, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $61,111 of principal and $6,266 of interest into 140,370,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $1,067 as of June 30, 2015.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest charge and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. During the year ended March 31, 2015, the note holder converted $10,000 of principal into 18,181,818 shares of common stock leaving a remaining balance of $54,500. During the period ending June 30, 2015 the note holder converted $54,500 in principal and $8,240 in accrued interest into 187,959,744 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2015.

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $25,200 of the principle into 70,000,000 common shares leaving a remaining balance of $29,800. During the period ending June 30, 2015 the note holder converted $29,800 in principal and $2,158 in accrued interest into 86,467,222 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2015.

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending June 30, 2015 the note holder converted $33,000 in principal and $1,320 in accrued interest into 78,000,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2015.

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending June 30, 2015 the note holder converted $55,000 in principal and $3,553 in accrued interest into 281,363,421 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2015.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending June 30, 2015 the note holder converted $35,980 in principal into 281,363,421 shares of common stock leaving a remaining balance of $7,020. Accrued interest was $1,968 as of June 30, 2015.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears a one-time 12% interest charge and is due on December 16, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending June 30, 2015 the note holder converted $21,852 in principal into 246,700,000 shares of common stock leaving a remaining balance of $11,481. Accrued interest was $4,914 as of June 30, 2015. This loan has an unamortized original issue discount of $2,438 as of the end of the period.

On January 9, 2015, the Company issued a convertible promissory note in the amount of $33,000. The note is due on October 13, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $1,244.

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $1,716.

On February 17, 2015, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $6,780. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending June 30, 2015 the note holder converted $18,294 in principal and $755 in accrued interest into 331,318,989 shares of common stock leaving a remaining balance of $34,500. Accrued interest was $1,006 as of June 30, 2015. This loan has an unamortized original issue discount of $945 as of the end of the period.

On February 25, 2015, the Company issued a convertible note payable in the amount of $27,778 including an original issue discount of $2,778. The note bears a one-time 12% interest charge and is due on February 25, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $4,165. This loan has an unamortized original issue discount of $2,302 as of the end of the period.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on December 9, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $1,362.

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $624. This loan has an unamortized original issue discount of $1,242 as of the end of the period.

On March 2, 2015, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. On March 2, 2015 the note holder converted $56,402 of the principle into 121,555,062 common shares leaving a remaining balance of $1,898. During the period ending June 30, 2015 the note holder converted $1,898 in principal and $20 in accrued interest into 5,300,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2015.

On May 5, 2015, the Company issued a convertible note payable in the amount of $68,900 including an original issue discount of $3,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $846. This loan has an unamortized original issue discount of $3,250 as of the end of the period.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $127.

On May 27, 2015, the Company issued a convertible note payable in the amount of $16,500. The note bears 8% interest rate and is due on May 28, 2016. The loan becomes convertible on May 27, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended June 30, 2015 is $123. This loan has an unamortized original issue discount of $1,354 as of the end of the period.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the years ending March 31, 2015 and 2016: $37,500 note dated March 11, 2014; $53,000 note dated April 8, 2014; $42,500 note dated May 21, 2014; $55,000 note dated September 23, 2014; $66,780 note dated August 14, 2014; $58,300 note dated August 14, 2014; $64,500 note dated September 18, 2014; $58,300 note dated March 2, 2015; $61,111 note dated August 13, 2014; $57,895 note dated August 19, 2014; $33,333 note dated December 16, 2014; $27,778 note dated February 25, 2015; $33,000 noted dated October 6, 2014; $55,000 note dated November 6, 2014; $43,000 note dated November 25, 2014; $68,900 note dated May 5, 2015; $16,500 note dated May 27, 2015.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended June 30, 2015, the Company recorded a total change in the fair market value of the derivative liabilities of $48,413.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 8 – DERIVATIVE LIABILITIES (CONTINUED)

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0002 - $0.0008, exercise price of $0.00006 - $0.000483, dividend yield of zero, years to maturity of 0.1616 – 1.66, a risk free rate of 0.02% - 0.67%, and annualized volatility of 152% - 671%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370, the May 5, 2015 loan which had an initial debt discount of $41,222, and the May 27, 2015 loan which had an initial debt discount of $15,000. Based on the valuations on the initial valuation dates, the Company recognized debt discounts related to the conversion features totaling $165,629 and a derivative expense of $191,844 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of June 30, 2015, unamortized debt discount, including original issue discounts totaled $87,654. The derivative liabilities totaled $335,443 as of June 30, 2015, of which $109,035 related to long-term debt.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

On June 9, 2014, the Company issued 90,000,000 units at $0.0002 per unit. Each unit consisted of one common stock warrant with an exercise price of $0.0002 and a five year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	April 4, 2014	April 24, 2014	July 10, 2014	July 29, 2014	June 9, 2015
Warrants	83,334	1,000,000	700,000	700,000	90,000,000
Stock price on grant date	$0.199	$0.252	$0.037	$0.037	$0.0002
Exercise price	$0.50	$0.35	$0.15	$0.15	$0.0002
Expected life	1 year	3 year	3 year	3 year	5 year
Volatility	113%	76%	119%	119%	98%
Risk-free rate	0.12%	0.84%	0.96%	0.98%	1.74%
Calculated value	$3,181	$104,416	$12,130	$12,102	$13,259
Fair value allocation of proceeds	$2,822	$73,653	$8,637	$8,992	$13,259

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the warrant activity for the period from April 1, 2013 to June 30, 2015:

	Number of warrants	Weighted average exercise price
Outstanding, April 1, 2013	-	$0.00
Granted	583,334	$0.50
Exercised	-	-
Outstanding, March 31, 2014	583,334	$0.50
Granted	2,483,334	$0.24
Exercised	-	-
Outstanding, March 31, 2015	3,066,668	$0.29
Granted	90,000,000	$0.0002
Exercised	-	-
Outstanding, June 30, 2015	93,066,668	$0.0097

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

On November 19, 2105, the Company entered into an agreement with an unrelated vendor to provide six months of consulting services in exchange for 500,000 shares of common stock. The shares were valued based on the closing stock price on the grant date for a total value of $6,450. The entire contract was expensed as of March 31, 2015.

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

On April 22, 2015, the Company sold 10,038,108 shares of common stock for $5,405 in cash, which was paid directly to a vendor for accounts payable.

On June 25, 2015, the Company sold 154,245,477 shares of common stock for $10,797 in cash, of which $3,750 was paid directly to professionals in connection with the expenses of that sale, and $7,047 was retained by the Company.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

During the year ended March 31, 2015 and the period ended June 30, 2015, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
September 22, 2014	$12,000	550,459	$0.0218
October 1, 2014	$12,000	648,649	$0.0185
October 8, 2014	$9,000	505,618	$0.0178
October 16, 2014	$6,000	454,545	$0.0132
October 29, 2014	$15,000	1,250,000	$0.0120
November 3, 2014	$10,000	819,672	$0.0122
November 7, 2014	$12,000	1,188,119	$0.0101
November 19, 2014	$18,120	2,831,250	$0.0064
December 8, 2014	$15,000	3,488,372	$0.0043
December 15, 2014	$12,000	4,285,714	$0.0028
December 26, 2014	$17,200	7,478,261	$0.0023
February 11, 2015	$29,900	74,750,000	$0.0004
February 12, 2015	$17,333	37,356,055	$0.00046
February 13, 2015	$17,894	37,280,000	$0.00048
February 15, 2015	$35,730	73,924,324	$0.00048
February 17, 2015	$17,003	36,643,945	$0.00046
February 23, 2015	$20,603	47,090,000	$0.00044
February 23, 2015	$17,003	36,643,945	$0.00046
February 24, 2015	$9,488	20,447,291	$0.00046
February 26, 2015	$42,030	105,075,000	$0.0004
February 27, 2015	$26,880	56,000,000	$0.00048
March 2, 2015	$56,402	121,555,062	$0.00046
March 9, 2015	$33,900	47,518,166	$0.00071
March 10, 2015	$25,200	70,000,000	$0.00036
March 20, 2015	$10,000	18,181,818	$0.00006
March 31, 2015Total	$498,686	805,966,265

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2015	$16,650	41,111,111	$0.00041
April 6, 2015	$10,000	20,964,361	$0.00048
April 8, 2015	$15,309	45,356,111	$0.00034
April 8, 2015	$20,001	45,454,545	$0.00044
April 9, 2015	$14,320	32,545,455	$0.00044
April 14, 2015	$10,000	23,696,682	$0.00042
April 16, 2015	$1,918	5,300,000	$0.00036
April 21, 2015	$10,000	25,974,026	$0.00039
April 29, 2015	$15,000	38,961,039	$0.00039
May 4, 2015	$5,083	13,146,439	$0.00039
May 12, 2015	$28,456	90,337,960	$0.00031
May 20, 2015	$20,199	94,764,514	$0.00021
May 20, 015	$17,240	78,363,636	$0.00022
May 27, 2015	$13,568	70,180,137	$0.00019
May 29, 2015	$15,000	88,235,295	$0.00017
June 11, 2015	$9,897	94,260,947	$0.00010
June 16, 2015	$14,100	117,500,000	$0.00012
June 16, 2015	$13,565	113,041,667	$0.00012
June 22, 2015	$7,415	123,583,333	$0.00006
June 22, 2015	$14,384	247,992,413	$0.00006
June 23, 2015	$7,752	129,200,000	$0.00006
June 30, 2015 Total	$279,857	1,539,969,671

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants. During the year ended March 31, 2015, the Company granted 19,750,000 stock options to officers, directors, employees and consultants. During the period ended June 30, 2015, the Company granted 204,000,250 stock options to officers, directors, employees and consultants The options have been re-priced twice as follows: (1) Effective January 12, 2015, the Company approved the re-pricing of all 67,253,280 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.0191984 per share and $0.30 per share, to $0.0017 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged. (2) Effective April 6, 2015, the Company approved the re-pricing of all 271,253,530 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.0008 per share and $0.0017 per share, to $0.0008 per share which was the closing price of the Company’s common stock on April 6, 2015. All of the other terms of the options remained unchanged. The Company revalued all existing options on January 12, 2015 and again on April 6, 2015 using the Black-Scholes option pricing model using the initial terms of the options and the modified terms of the options. The difference in the valuations was recorded as additional expense. The re-pricing of the options resulted in the recognition of an additional $50,448 on January 9, 2015 and an additional $9,316 on April 6, 2015 in related stock based compensation expense for those periods.

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014	May 7, 2014	July 23, 2014	October 6, 2014	April 6, 2015
Options	41,003,280	1,500,000	5,000,000	3,500,000	750,000	15,500,000	204,000,250
Stock price grant date	$0.02	$0.02	$0.30	$0.12	$0.069	$.0358	$0.0008
Initial Exercise price	$0.0191984	$0.0191984	$0.30	$0.12	$0.069	$0.0191984	$0.0008
Modified Exercise price	$0.0008	$0.0008	$0.0008	$0.0008	$0.0008	$0.0008	$0.0008
Expected life	10.00	10.00	10.00	10.00	10.00	5.0	5.0
Volatility	76%	74%	74%	73%	88%	101%	99%
Risk-free rate	2.94%	2.71%	2.65%	2.56%	2.53%	1.04%	1.31%
Calculated value	$663,307	$23,825	$1,182,141	$315,772	$45,109	$454,798	$120,778
Modified value	$694,250	$24,920	$1,189,569	$320,159	$45,927	$469,891	$120,778

The following is a summary of the option activity for the period April 1, 2013 through June 30, 2015:

	Number of options	Weighted average exercise price
Outstanding, April 1, 2013	-	$0.00
Granted	47,503,280	$0.0008
Exercised	-	-
Outstanding, March 31, 2014	47,503,280	$0.0008
Granted	19,750,000	$0.0008
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	67,253,280	$0.0008
Granted	204,000,250	$0.0008
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2015	271,253,530	$0.0008

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is approximately $2,600.

The inventor of the intellectual property which was assigned to Rich Pharmaceuticals, Inc. in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. In January 2015, the trial in the Litigation was concluded in the Court. The Court has not rendered a verdict in the Litigation as of the date of filing.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 12 – SUBSEQUENT EVENTS

On July 7, 2015, the Company issued 161,942,326 common stock for $11,335 or $0.00007 per share.

On July 15, 2015, the Company issued 143,928,240 common stock for $10,074, or $0.00007 per share.

On August 28, 2015, the Company issued a convertible note payable in the amount of $15,000. The note bears 8% interest rate and is due on April 28, 2016. The loan becomes convertible on August 28, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

During the subsequent quarter the Company borrowed $2,000 from a related party. The debt bears no interest and is payable at the convenience of the Company.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three Months Ended June 30, 2015 and 2014

We generated no revenue for the three months ended June 30, 2015 and 2014. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three months ended June 30, 2015 were $325,913 and $647,743 respectively, as compared with $518,209 and $520,458 for the same period ended 2014. The operating expenses for the three months ended June 30, 2015 consisted mainly of professional fees ($65,947), wages and taxes ($91,723), office expenses ($20,753) and stock-based compensation of ($130,091). The operating expenses for the three months ended June 30, 2014 consisted mainly of professional fees ($125,879), wages and taxes ($151,079), office expense ($22,838) and stock-based compensation ($120,293).

We anticipate our operating expenses will continue to increase as we undertake our plan of operations which went into effect on July 18, 2013.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $4,925; we had total current liabilities of $1,648,954; and we had a working capital deficit of $1,644,029 as of June 30, 2015. Operating activities used $141,645 cash for the three months ended June 30, 2015.

Our net loss of $647,743 for the three months ended June 30, 2015 primarily accounted for our negative operating cash flow. Financing activities during the three months ended June 30, 2015 generated $125,843 in cash mainly from the issuance of $96,307 in convertible promissory notes and the sale of $29,462 of stock and stock warrants.

As of June 30, 2015 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, and subject to our ability to obtain additional funding, we plan to implement the following changes during our fiscal year ending March 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. The trial for the Litigation involving the Company is scheduled for March of 2016. A request for a two and a half month extension, to June 2016, has been submitted to the courts with no reply as of the date of this filing.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. The inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. The trial for the Litigation involving the Company is scheduled for March of 2016. A request for a two and a half month extension, to June 2016, has been submitted to the courts with no reply as of the date of this filing. The Company believes the allegations in the complaint are without merit and that it will prevail in the Litigation. However, we have incurred expenses and the diversion of financial resources and management personnel in responding to the complaint. Additionally, an adverse determination against us in the Litigation may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, an adverse determination against us in the Litigation may require us to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the Company’s affected products and intellectual property rights.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2015, the Company issued a convertible note payable (the “Note”) in the amount of $15,000 to LG Capital Funding LLC. The Note bears 8% interest and is due on April 28, 2016. The principal amount of the Note and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only a one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investor and the Company.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2105 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	September 25, 2015

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

