Form 10-Q
period 2015-09-30
Rich Pharmaceuticals, Inc.
filed 2015-11-23
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of common stock as of October 9, 2015 was 4,420,461,736.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RICH PHARMACEUTICALS, INC.

SEPTEMBER 30, 2015

3

RICH PHARMACEUTICALS, INC.

BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2015 AND MARCH 31, 2015

	September 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash and equivalents	$--	$15,892
Prepaid expenses	2,093	7,578
Total Current Assets	2,093	23,470
Property and equipment, net	552	788
TOTAL ASSETS	$2,645	$24,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$910,803	$910,272
Bank overdraft	484	--
Accrued expenses	338,289	200,891
Due to related parties	37,874	6,067
Convertible notes payable, net of debt discount	183,362	402,131
Derivative liabilities	405,496	139,983
Total Current Liabilities	1,876,308	1,659,344

Long-term Liabilities
Convertible notes payable, net of debt discount	2,307	6,080
Derivative liabilities	33,370	77,775
Total Long-term Liabilities	35,677	83,855
Total Liabilities	1,911,985	1,743,199

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $.001 par value, 37,503,000,000 shares authorized, 4,072,077,779 and 1,541,083,957 shares issued and outstanding,	4,072,077	1,541,083
Additional paid-in capital	2,404,530	4,168,956
Accumulated deficit	(8,391,947)	(7,434,980)
Total Stockholders’ Deficit	(1,909,340)	(1,718,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,645	$24,258

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Six Months ended September 30, 2015	Six Months ended September 30, 2014

REVENUES	$--	$--	$--	$--

OPERATING EXPENSES
Consulting expenses	--	81,211	6,000	161,211
Office expenses	25,140	19,480	45,894	42,317
Depreciation expense	118	118	237	236
Wages and taxes	91,071	94,877	182,793	245,955
Professional fees	26,338	203,664	92,285	329,543
Regulatory fees	15,580	34,582	17,249	35,647
Research and development	2,000	--	9,000	--
Stock-based compensation	62,301	61,149	192,392	181,441
Travel, meals and entertainment	11,980	22,746	14,592	39,685

TOTAL OPERATING EXPENSES	234,528	517,827	560,442	1,036,035

LOSS FROM OPERATIONS	(234,528)	(517,827)	(560,442)	(1,036,035)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(101,837)	(26,785)	(270,988)	(26,785)
Change in value of derivative liability	180,446	(8,735)	230,186	(8,735)
Derivative expense	(142,073)	(109,872)	(335,244)	(109,872)
Interest expense	(11,082)	(7,680)	(20,255)	(9,929)
Interest expense – related party	(150)	--	(224)	--
	(74,696)	(153,072)	(396,525)	(155,321)

LOSS BEFORE PROVISION FOR INCOME TAXES	(309,224)	(670,899)	(956,967)	(1,191,356)

PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS	$(309,224)	$(670,899)	$(956,967)	$(1,191,356)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,556,918,656	421,636,100	5,682,706,764	419,376,122

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Six months ended September 30, 2015	Six months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(956,967)	$(1,191,356)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	236	236
Amortization of debt discount	270,988	28,423
Change in value of derivative liability	(230,186)	8,735
Derivative expense	335,244	109,872
Warrants issued for services	13,259
Stock-based compensation	192,392	181,441
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5,485	--
Increase (Decrease) in accounts payable	531	(10,583)
Increase in accrued expenses	137,398	123,185
Increase in bank overdraft	484	--
Net Cash Used by Operating Activities	(231,136)	(750,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	--	--
Net Cash Used by Investing Activities	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	30,417	(36,000)
Proceeds from sale of common stock and warrants	50,873	340,000
Issuance of convertible note payable	133,954	437,500
Net Cash Provided by Financing Activities	215,244	741,500

Net Increase (Decrease) in Cash and Cash Equivalents	(15,892)	(8,547)

Cash and cash equivalents, beginning of period	15,892	12,387
Cash and cash equivalents, end of period	$--	$3,840

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--
Income taxes paid	$--	$--

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$--	$147,050
Common stock issued for accrued expense	$--	$330,000
Original issue discounts recorded on notes payable	$5,400	$20,975
Debt discounts recorded on convertible notes payable	$330,902	$206,500
Debt/interest converted into common stock	$308,451	$12,000

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2015 and March 31, 2015 the Company had $-- and $15,892, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any level 1 or level 3 financial instruments at September 30, 2015 and 2014. As of September 30, 2015, the derivative liabilities were considered a level 2 item; see Note 8.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 390,004,800 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2015, the Company granted 19,750,000 stock options to officers, directors, employees and consultants. During the period ended September 30, 2015, the Company granted 304,000,250 stock options to officers, directors, employees and consultants. The Company made the following modifications to the exercise prices of its options: January 12, 2015, the Company modified the exercise price on all outstanding stock options to $0.0017; April 6, 2015, the Company modified the exercise price on all outstanding stock options to $0.0008 per share; August 4, 2015, the Company modified the exercise price on all outstanding stock options to $0.0001 per share.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Computer equipment	$1,419	$1,419
Less: accumulated depreciation	(867)	(631)
Property and equipment, net	$552	$788

The useful life of the computer equipment is 3 years.

Depreciation expense was $236 and $473 for the periods ended September 30, 2015 and March 31, 2015, respectively.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Wages and taxes	313,822	175,357
Accrued interest	24,467	25,534
Consulting	0	0
Total accrued expenses	$338,289	$200,891

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

Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. The loan is unsecured and bears 8% interest. The total due was $6,000 as of September 30, 2015. Interest accrued on the 2015 note as of September 30, 2015 was $217.

During the period ending September 30, 2015, the Company received $24,200 in unsecured non-interest bearing loans from related parties. These loans are deemed to be short-term and are payable at the discretion of the Company.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 3,000,240 shares of common stock at an exercise price of $0.02 per share. The CEO earned $137,500 and $151,422 for the six months ended September 30, 2015 and 2014 (respectively) as a result of this agreement, of which $258,130 and $154,062 is included in accrued expenses, as of September 30, 2015 and March 31, 2015.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 1,469,000 shares of common stock in exchange for the deposits. The remaining balance as of March 31, 2015 and September 30, 2015 is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On August 13, 2014, the Company issued a convertible note payable in the amount of $61,111 including an original issue discount of $5,500. The note has a one-time 12% interest charge and is due on August 14, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $61,111 of principal and $6,266 of interest into 140,370,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $1,067 as of September 30, 2015.

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

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest charge and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. During the year ended March 31, 2015, the note holder converted $10,000 of principal into 18,181,818 shares of common stock leaving a remaining balance of $54,500. During the period ending September 30, 2015 the note holder converted $54,500 in principal and $8,240 in accrued interest into 187,959,744 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of September 30, 2015.

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $25,200 of the principle into 70,000,000 common shares leaving a remaining balance of $29,800. During the period ending September 30, 2015 the note holder converted $29,800 in principal and $2,158 in accrued interest into 86,467,222 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of September 30, 2015.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending September 30, 2015 the note holder converted $33,000 in principal and $1,320 in accrued interest into 78,000,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of September 30, 2015.

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending September 30, 2015 the note holder converted $55,000 in principal and $3,553 in accrued interest into 281,363,421 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of September 30, 2015.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending September 30, 2015 the note holder assessed a default fee of $3,510 to increase the balance of the note and also converted $45,980 in principal into 281,363,421 shares of common stock leaving a remaining balance of $530. Accrued interest was $2,064 as of September 30, 2015. The Company is in default on the balance of this note.

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears a one-time 12% interest charge and is due on December 16, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending September 30, 2015 the note holder converted $32,472 in principal into 423,700,000 shares of common stock leaving a remaining balance of $861. Accrued interest was $5,262 as of September 30, 2015. This loan has an unamortized original issue discount of $2,021 as of the end of the period.

On January 9, 2015, the Company issued a convertible promissory note in the amount of $33,000. The note is due on October 13, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2015 is $1,909.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of September 30, 2015 is $2,805.

On February 17, 2015, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $6,780. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending September 30, 2015 the note holder converted $32,280 in principal and $755 in accrued interest into 331,318,989 shares of common stock leaving a remaining balance of $34,500. Accrued interest was $1,701 as of September 30, 2015. The Company is in default on the balance of this note.

On February 25, 2015, the Company issued a convertible note payable in the amount of $27,778 including an original issue discount of $2,778. The note bears a one-time 12% interest charge and is due on February 25, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2015 is $5,005. This loan has an unamortized original issue discount of $1,954 as of the end of the period.

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on December 9, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending September 30, 2015 the note holder converted $5,708 in principal and $2,266 in accrued interest into 177,203,333 shares of common stock leaving a remaining balance of $49,292. Interest accrued on this note for the period ended September 30, 2015 is $187.

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of September 30, 2015 is $1,222. This loan has an unamortized original issue discount of $831 as of the end of the period.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 2, 2015, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. On March 2, 2015 the note holder converted $56,402 of the principle into 121,555,062 common shares leaving a remaining balance of $1,898. During the period ending September 30, 2015 the note holder converted $1,898 in principal and $20 in accrued interest into 5,300,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of September 30, 2015.

On May 5, 2015, the Company issued a convertible note payable in the amount of $68,900 including an original issue discount of $3,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2015 is $2,235. This loan has an unamortized original issue discount of $2,275 as of the end of the period.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of September 30, 2015 is $338.

On May 27, 2015, the Company issued a convertible note payable in the amount of $16,500. The note bears 8% interest rate and is due on May 28, 2016. The loan becomes convertible on May 27, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended September 30, 2015 is $456. This loan has an unamortized original issue discount of $979 as of the end of the period.

On August 28, 2015, the Company issued a convertible note payable in the amount of $15,000. The note bears 8% interest and is due on August 28, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of ended September 30, 2015 is $108.

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest and is due on June 4, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of September 30, 2015 is $108.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the years ending March 31, 2015 and 2016: $37,500 note dated March 11, 2014; $53,000 note dated April 8, 2014; $42,500 note dated May 21, 2014; $55,000 note dated September 23, 2014; $66,780 note dated August 14, 2014; $58,300 note dated August 14, 2014; $64,500 note dated September 18, 2014; $58,300 note dated March 2, 2015; $61,111 note dated August 13, 2014; $57,895 note dated August 19, 2014; $33,333 note dated December 16, 2014; $27,778 note dated February 25, 2015; $33,000 noted dated October 6, 2014; $55,000 note dated November 6, 2014; $43,000 note dated November 25, 2014; $68,900 note dated May 5, 2015; $16,500 note dated May 27, 2015; $10,500 note dated May 6, 2015; $15,000 note dated August 28, 2015; $19,000 note dated September 4, 2015.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended September 30, 2015, the Company recorded a total change in the fair market value of the derivative liabilities of $230,186.

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0001 - $0.0008, exercise price of $0.00006 - $0.000483, dividend yield of zero, years to maturity of 0.0356 – 1.46, a risk free rate of 0.01% - 0.33%, and annualized volatility of 56% - 713%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370, the May 5, 2015 loan which had an initial debt discount of $41,222, and the May 27, 2015 loan which had an initial debt discount of $15,000. Based on the valuations on the initial valuation dates, the Company recognized debt discounts related to the conversion features totaling $330,902 and a derivative expense of $335,244 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of September 30, 2015, unamortized debt discount, including original issue discounts totaled $173,873. The derivative liabilities totaled $438,866 as of September 30, 2015, of which $33,370 related to long-term debt.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

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

SEPTEMBER 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

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

Date	April 4, 2014	April 24, 2014	July 10, 2014	July 29, 2014	June 9, 2015
Warrants	83,334	1,000,000	700,000	700,000	90,000,000
Stock price on grant date	$0.199	$0.252	$0.037	$0.037	$0.0002
Exercise price	$0.50	$0.35	$0.15	$0.15	$0.0002
Expected life	1 year	3 year	3 year	3 year	5 year
Volatility	113%	76%	119%	119%	98%
Risk-free rate	0.12%	0.84%	0.96%	0.98%	1.74%
Calculated value	$3,181	$104,416	$12,130	$12,102	$13,259
Fair value allocation of proceeds	$2,822	$73,653	$8,637	$8,992	$13,259

The following is a summary of the warrant activity for the period from April 1, 2013 to September 30, 2015:

	Number of warrants	Weighted average exercise price
Outstanding, April 1, 2013	-	$0.00
Granted	583,334	$0.50
Exercised	-	-
Outstanding, March 31, 2014	583,334	$0.50
Granted	2,483,334	$0.24
Exercised	-	-
Outstanding, March 31, 2015	3,066,668	$0.29
Granted	90,000,000	$0.0002
Exercised	-	-
Outstanding, September 30, 2015	93,066,668	$0.0097

On May 7, 2014, the Company granted 2,500,000 shares to a consultant for prior services rendered. The Company had accrued $300,000 for these services as of March 31, 2014.

On June 16, 2014, the Company issued 1,469,000 shares of common stock for stock deposits of $147,050. The Company had received the deposits during the year ended March 31, 2014.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

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

On November 19, 2014, the Company entered into an agreement with an unrelated vendor to provide six months of consulting services in exchange for 500,000 shares of common stock. The shares were valued based on the closing stock price on the grant date for a total value of $6,450. The entire contract was expensed as of March 31, 2015.

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

On July 7, 2015, the Company sold 161,942,326 shares of common stock for $11,336 in cash, of which $3,750was paid directly to a vendor for professional services.

On July 15, 2015, the Company sold 143,928,240 shares of common stock for $10,075 in cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

During the year ended March 31, 2015 and the period ended September 30, 2015, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
September 22, 2014	$12,000	550,459	$0.0218
October 1, 2014	$12,000	648,649	$0.0185
October 8, 2014	$9,000	505,618	$0.0178
October 16, 2014	$6,000	454,545	$0.0132
October 29, 2014	$15,000	1,250,000	$0.0120
November 3, 2014	$10,000	819,672	$0.0122
November 7, 2014	$12,000	1,188,119	$0.0101
November 19, 2014	$18,120	2,831,250	$0.0064
December 8, 2014	$15,000	3,488,372	$0.0043
December 15, 2014	$12,000	4,285,714	$0.0028
December 26, 2014	$17,200	7,478,261	$0.0023
February 11, 2015	$29,900	74,750,000	$0.0004
February 12, 2015	$17,333	37,356,055	$0.00046
February 13, 2015	$17,894	37,280,000	$0.00048
February 15, 2015	$35,730	73,924,324	$0.00048
February 17, 2015	$17,003	36,643,945	$0.00046
February 23, 2015	$20,603	47,090,000	$0.00044
February 23, 2015	$17,003	36,643,945	$0.00046
February 24, 2015	$9,488	20,447,291	$0.00046
February 26, 2015	$42,030	105,075,000	$0.0004
February 27, 2015	$26,880	56,000,000	$0.00048
March 2, 2015	$56,402	121,555,062	$0.00046
March 9, 2015	$33,900	47,518,166	$0.00071
March 10, 2015	$25,200	70,000,000	$0.00036
March 20, 2015	$10,000	18,181,818	$0.00006
March 31, 2015 Total	$498,686	805,966,265

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2015	$16,650	41,111,111	$0.00041
April 6, 2015	$10,000	20,964,361	$0.00048
April 8, 2015	$15,309	45,356,111	$0.00034
April 8, 2015	$20,001	45,454,545	$0.00044
April 9, 2015	$14,320	32,545,455	$0.00044
April 14, 2015	$10,000	23,696,682	$0.00042
April 16, 2015	$1,918	5,300,000	$0.00036
April 21, 2015	$10,000	25,974,026	$0.00039
April 29, 2015	$15,000	38,961,039	$0.00039
May 4, 2015	$5,083	13,146,439	$0.00039
May 12, 2015	$28,456	90,337,960	$0.00031
May 20, 2015	$20,199	94,764,514	$0.00021
May 20, 015	$17,240	78,363,636	$0.00022
May 27, 2015	$13,568	70,180,137	$0.00019
May 29, 2015	$15,000	88,235,295	$0.00017
June 11, 2015	$9,897	94,260,947	$0.00010
June 16, 2015	$14,100	117,500,000	$0.00012
June 16, 2015	$13,565	113,041,667	$0.00012
June 22, 2015	$7,415	123,583,333	$0.00006
June 22, 2015	$14,384	247,992,413	$0.00006
June 23, 2015	$7,752	129,200,000	$0.00006
September 16, 2015	$7,974	177,203,333	$0.000045
September 28, 2015	$10,000	166,666,667	$0.00006
September 29, 2015	$10,620	177,000,000	$0.00006
Sept 30, 2015 Total	$308,451	2,060,840

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

During the year ended March 31, 2014, the Company granted 47,503,280 stock options to officers, directors, employees and consultants. During the year ended March 31, 2015, the Company granted 19,750,000 stock options to officers, directors, employees and consultants. During the period ended September 30, 2015, the Company granted 304,000,250 stock options to officers, directors, employees and consultants The options have been re-priced twice as follows: (1) Effective January 12, 2015, the Company approved the re-pricing of all 67,253,280 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.0191984 per share and $0.30 per share, to $0.0017 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

(2) Effective April 6, 2015, the Company approved the re-pricing of all 271,253,530 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.0008 per share and $0.0017 per share, to $0.0008 per share which was the closing price of the Company’s common stock on April 6, 2015. All of the other terms of the options remained unchanged. (3) Effective August 4, 2015, the Company approved the re-pricing of all 371,253,530 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.0008 per share and $0.0002 per share, to $0.0002 per share which was the closing price of the Company’s common stock on August 4, 2015. All of the other terms of the options remained unchanged. The Company revalued all existing options on January 12, 2015 and again on April 6, 2015, and again on August 4, 2015 using the Black-Scholes option pricing model using the initial terms of the options and the modified terms of the options. The difference in the valuations was recorded as additional expense. The re-pricing of the options resulted in the recognition of an additional $50,448 on January 9, 2015 and an additional $9,316 on April 6, 2015, and an additional $47,463 on August 4, 2015 in related stock based compensation expense for those periods.

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014	May 7, 2014	July 23, 2014	October 6, 2014	April 6, 2015	June 9, 2015
Options	41,003,280	1,500,000	5,000,000	3,500,000	750,000	15,500,000	204,000,250	100,000,000
Stock price grant date	$0.02	$0.02	$0.30	$0.12	$0.069	$.0358	$0.0008	$0.0002
Initial Exercise price	$0.0191984	$0.0191984	$0.30	$0.12	$0.069	$0.0191984	$0.0008	$0.0002
Modified Exercise price	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001
Expected life	10.00	10.00	10.00	10.00	10.00	5.0	5.0	5.0
Volatility	76%	74%	74%	73%	88%	101%	99%	99%
Risk-free rate	2.94%	2.71%	2.65%	2.56%	2.53%	1.04%	1.31%	1.74%
Calculated value	$663,307	$23,825	$1,182,141	$315,772	$45,109	$454,798	$120,778	$14,838
Modified value	$83,850	$3,069	$10,232	$7,164	$1,537	$31,408	$151,221	$16,347

The following is a summary of the option activity for the period April 1, 2013 through September 30, 2015:

	Number of options	Weighted average exercise price
Outstanding, April 1, 2013	-	$0.00
Granted	47,503,280	$0.0001
Exercised	-	-
Outstanding, March 31, 2014	47,503,280	$0.0001
Granted	19,750,000	$0.0001
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	67,253,280	$0.0001
Granted	304,000,250	$0.0001
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2015	371,253,530	$0.0001

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 12 – INCOME TAXES

As of September 30, 2015, the Company had net operating loss carry forwards of approximately $8,391,947 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the period ended September 30, 2015 and the year ended March 31, 2015:

	September 30, 2015	March 31, 2015
Federal income tax benefit attributable to:
Current operations	$325,369	$1,405,416
Less: valuation allowance	(325,369)	(1,405,416)
Net provision for Federal income taxes	$--	$--

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$2,780,320	$2,454,951
Less: valuation allowance	(2,780,320)	(2,454,951)
Net deferred tax asset	$--	$--

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $8,391,947 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 13 – SUBSEQUENT EVENTS

On September 29, 2015, the Company issued 177,203,333 shares of Company common stock to satisfy the conversion of $7974.15 of a convertible note payable.

On September 28, 2015, the Company issued 166,666,667 shares of Company common stock to satisfy the conversion of $10,000.00 of a convertible note payable.

On October 7, 2015, the Company issued 37,500,000 shares of Company common stock to satisfy the conversion of $2,250 of a convertible note payable.

On October 7, 2015, the Company issued 140,000,000 shares of Company common stock to satisfy the conversion of $8,400 of a convertible note payable.

On October 5, 2015, the Company received an unsecured non-interest bearing short-term loan from a related party of $4,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three and Six Months Ended September 30, 2015

We generated no revenue for the three and six months ended September 30, 2015. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three and six months ended September 30, 2015 were $234,528 and $560,442 respectively, as compared with $517,827 and $1,036,035 for the same period ended 2014. The operating expenses for the three months ended September 30, 2015 consisted mainly of professional fees ($26,338), wages and taxes ($91,071), office expense ($25,140) and stock-based compensation ($62,301). The operating expenses for the six months ended September 30, 2015 consisted mainly of professional fees ($92,285), wages and taxes ($182,793), office expense ($45,894) and stock-based compensation ($192,392).

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $2,093; we had total current liabilities of $1,876,308; and we had a stockholders’ deficit of $1,909,340. Operating activities used $231,136 in cash for the six months ended September 30, 2015.

Our net loss of $956,967 for the six months ended September 30, 2015 primarily accounted for our negative operating cash flow. Financing activities during the six months ended September 30, 2015 generated $215,244 in cash.

As of September 30, 2015 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private debt or equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. The trial for the Litigation involving the Company is still scheduled for March of 2016 and a mediation is scheduled for December 10, 2015.

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

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. We have issued convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. The note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. The Company has issued a significant number of shares of common stock as a result of the conversion of these convertible notes and expects to continue to issue a significant number of shares in the future. For example, as of July 11, 2014, the number of outstanding shares of the Company was 420,463,772; as of June 22, 2015 the number of outstanding shares of the Company was 3,097,091,736; and as of October 9, 2015 the number of outstanding shares of the Company was 4,420,461,736. A significant portion of these additional share issuances resulted from the conversion of convertible notes. As shares of our common stock are issued due to the conversion of some or all of the convertible notes in the future, the ownership interests of existing stockholders will continue to be diluted and such dilution is expected to be significant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

On July 15, 2015, the Company received a Notice of Default from each of KBM Worldwide, Inc. and Vis Veres Group, Inc. (the “Lenders”) pursuant to the Company’s convertible notes (the “Notes”) with the Lenders due to the Company’s failure to timely file its Form 10-K under the Exchange Act of 1934.  The Notices of Default made demand of the Company for immediate repayment of 150% of all amounts outstanding under the Notes, together with default interest as provided in the Notes (the “Default Amounts”).  Each Notice of Default also provided that if the Default Amounts were not paid within 5 days of the Notices of Default, in addition to the rights and remedies available to it, the Lenders reserved the right to convert the Default Amounts into Company equity as provided in the Notes.  The Company did not pay the Lenders the Default Amounts.  As of the date of this Form 10-Q, the total amount owed to the Lenders under the Notes was $97,500.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	November 24, 2015

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

