Form 10-Q
period 2015-12-31
Rich Pharmaceuticals, Inc.
filed 2016-02-22
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of common stock as of February 9, 2016 was 8,457,906,689.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RICH PHARMACEUTICALS, INC.

DECEMBER 31, 2015

3

 RICH PHARMACEUTICALS, INC.

BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2015 AND MARCH 31, 2015

	December 31, 2015	March 31, 2015
ASSETS
Current Assets
Cash and equivalents	$3,423	$15,892
Prepaid expenses	—	7,578
Total Current Assets	3,423	23,470
Property and equipment, net	1,400	788
TOTAL ASSETS	$4,823	$24,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$980,519	$910,272
Accrued expenses	438,001	200,891
Due to related parties	70,078	6,067
Convertible notes payable, net of debt discount	193,194	402,131
Derivative liabilities	863,695	139,983
Total Current Liabilities	2,545,487	1,659,344

Long-term Liabilities
Convertible notes payable, net of debt discount	4,818	6,080
Derivative liabilities	27,747	77,775
Total Long-term Liabilities	32,565	83,855
Total Liabilities	2,578,052	1,743,199

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 375,030,000 shares authorized, 67,828,071 and 15,410,840 shares issued and outstanding,	67,828	15,411
Additional paid-in capital	6,645,611	5,694,628
Accumulated deficit	(9,292,668)	(7,434,980)
Total Stockholders’ Deficit	(2,573,229)	(1,718,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,823	$24,258

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months ended December 31, 2015	Three Months ended December 31, 2014	Nine Months ended December 31, 2015	Nine Months ended December 31, 2014
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Consulting expenses	4,300	7,981	10,300	169,192
Office expenses	30,361	30,950	76,255	73,268
Depreciation expense	206	118	443	355
Wages and taxes	100,326	543,311	283,119	789,266
Professional fees	105,339	261,412	197,623	590,955
Regulatory fees	1,510	6,548	18,759	42,195
Research and development	—	—	9,000	—
Stock-based compensation	35,348	497,654	227,740	679,095
Travel, meals and entertainment	21,205	10,649	35,797	50,332

TOTAL OPERATING EXPENSES	298,595	1,358,623	859,036	2,394,658

LOSS FROM OPERATIONS	(298,595)	(1,358,623)	(859,036)	(2,394,658)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(134,975)	(85,596)	(405,963)	(112,381)
Change in value of derivative liability	(399,810)	49,606	(169,624)	40,871
Derivative expense	(47,469)	(25,187)	(382,713)	(135,059)
Interest expense	(19,872)	(16,248)	(40,127)	(26,177)
Interest expense – related party	(2)	—	(226)	—
	(602,128)	(77,425)	(998,653)	(232,746)

LOSS BEFORE PROVISION FOR INCOME TAXES	(900,723)	(1,436,048)	(1,857,689)	(2,627,404)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(900,723)	$(1,436,048)	$(1,857,689)	$(2,627,404)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.21)	$(0.03)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	46,854,700	6,711,422	63,288,358	5,057,023

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Nine months ended December 31, 2015	Nine months ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,857,689)	$(2,627,404)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	443	355
Amortization of debt discount	405,963	118,339
Change in value of derivative liability	169,624	(40,871)
Derivative expense	382,713	135,059
Warrants issued for services	42,871	—
Stock-based compensation	198,128	1,445,145
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,578	1,561
Increase in accounts payable	70,247	1,991
Increase (Decrease) in accrued expenses	237,110	(68,568)
Net Cash Used by Operating Activities	(343,012)	(1,034,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of assets	(1,054)	—
Net Cash Used by Investing Activities	(1,054)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid)	—	(147,050)
Loans received (repaid) from/to related parties	64,011	(36,000)
Proceeds from sale of common stock and warrants	62,415	607,050
Issuance of convertible note payable	205,171	603,829
Net Cash Provided by Financing Activities	331,597	1,027,829

Net Increase (Decrease) in Cash and Cash Equivalents	(12,469)	(6,564)

Cash and cash equivalents, beginning of period	15,892	12,387
Cash and cash equivalents, end of period	$3,423	$5,823

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$—	$147,050
Common stock issued for accrued expense	$—	$6,225
Original issue discounts recorded on notes payable	$10,400	$18,341
Debt discounts recorded on convertible notes payable	$396,402	$163,920
Acquisition of intangibles for stock	$—	$82,120
Debt/interest converted into common stock	$454,077	$197,183

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

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

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 827,670 common shares, and 6,000,000 Series “A” Preferred shares. The common and preferred shares were valued at $123,973. The Company further agreed to use its best efforts to complete a financing resulting in proceeds of at least $2,000,000. If the Company was unable to raise $400,000 according to the terms of the Assignment Agreement, the patent reverts back to Imagic, LLC and its principals. On January 17, 2014, the right of reversion was terminated in exchange for a payment of $20,000.

On July 19, 2013, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. Pursuant to the Sale Agreement, the Company transferred all assets and business operations associated with our boiler business in exchange for assumption of all obligations associated with that business and cancellation of loans amounting to $28,818. The cancellation of debt was recorded as additional paid-in capital. In consequence to the Sale Agreement two former officers sold 5,312,925 common shares held by them to our new officer/director. In turn, our new officer/director agreed to cancel 5,002,554 of those shares he received and returned them to treasury for retirement. Certain other shareholders also agreed to cancel 2,625,210 common shares.

On September 5, 2013, the Company increased the authorized common shares, par value $0.0010, from 900,000 shares to 375,030,000 shares. Correspondingly, the Company affirmed a forward split of 4.167 for 1 in which each shareholder was issued 4.167 common shares for each share held. All share and per share date included in these financial statements has been retrospectively adjusted to account for the stock split.

Effective February 11, 2016, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 100 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2015 and March 31, 2015 the Company had $3,423 and $15,892, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

The Company did not have any level 1 or level 3 financial instruments at December 31, 2014. As of December 31, 2015, the derivative liabilities were considered a level 2 item; see Note 8.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 3,900,048 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2015, the Company granted 197,500 stock options to officers, directors, employees and consultants. During the period ended December 31, 2015, the Company granted 3,900,003 stock options to officers, directors, employees and consultants. The Company made the following modifications to the exercise prices of its options: January 12, 2015, the Company modified the exercise price on all outstanding stock options to $0.17; April 6, 2015, the Company modified the exercise price on all outstanding stock options to $0.08 per share; August 4, 2015, the Company modified the exercise price on all outstanding stock options to $0.01 per share.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Computer equipment	$2,473	$1,419
Less: accumulated depreciation	(1,073)	(631)
Property and equipment, net	$1,400	$788

The useful life of the computer equipment is 3 years.

Depreciation expense was $443 and $473 for the periods ended December 31, 2015 and March 31, 2015, respectively.

NOTE 3 – INTANGIBLE ASSETS

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 827,670 common shares and 6,000,000 Series “A” Preferred Stock. These shares were valued at a total of $123,973. The Company has also paid additional funds to third parties to further the development of this asset and terminate the right of reversion totaling $45,000. The Company analyzed the assets at March 31, 2014 and determined that the value could not be supported and impaired the assets to $0.

On October 6, 2014, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Compositions and methods of use of Phorbol Esters for the treatment of Hodgkin’s Lymphoma”, and all related intellectual property, inventions and trade secrets, data and clinical study results. In consideration for the intellectual property the Company issued 2,207,920 common shares. These shares were valued at a total of $7,904,355; however, since the asset was acquired from a related party the Company valued the asset at the cost of the asset to the related party, $82,120, and treated the excess value as a deemed dividend reducing additional paid in capital. The Company analyzed the assets at March 31, 2015 and determined that the value could not be supported and impaired the assets to $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Wages and taxes	413,895	175,357
Accrued interest	24,107	25,534
Total accrued expenses	$438,002	$200,891

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

Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. The loan is unsecured and bears 8% interest. There is a total due of $6,000 as of December 31, 2015. Interest accrued on the 2015 note as of December 31, 2015 was $293.

During the period ending December 31, 2015, the Company received $37,300 in unsecured non-interest bearing loans from related parties. These loans are deemed to be short-term and are payable at the discretion of the Company.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 30,002 shares of common stock at an exercise price of $2.00 per share. The CEO earned $206,250 and $227,133 for the nine months ended December 31, 2015 and 2014 (respectively) as a result of this agreement, these amounts contribute to the $326,880 and $154,062 of officer compensation which is included in accrued expenses, as of December 31, 2015 and March 31, 2015.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 14,690 shares of common stock in exchange for the deposits. The remaining balance as of March 31, 2015 and December 31, 2015 is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On March 11, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note is due on December 13, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $37,500 of principal and $1,500 of interest into 21,593 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On April 8, 2014, the Company issued a convertible note payable in the amount of $53,000. The note bears 8% interest and is due on January 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $53,000 of principal and $2,120 of interest into 60,890 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On May 21, 2014, the Company issued a convertible note payable in the amount of $42,500. The note bears 8% interest and is due on February 23, 2015. The note is currently in default. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $42,500 of principal and $1,700 of interest into 152,524 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On August 14, 2014, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $3,380. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $66,780 of principal and $2,850 of interest into 1,214,425 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On August 14, 2014, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $58,300 of principal and $2,527 of interest into 1,310,912 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On August 13, 2014, the Company issued a convertible note payable in the amount of $61,111 including an original issue discount of $5,500. The note has a one-time 12% interest charge and is due on August 14, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $61,111 of principal and $6,266 of interest into 1,403,700 shares of common stock leaving a remaining balance of $0. Accrued interest was $1,067 as of December 31, 2015.

On August 19, 2014, the Company issued a convertible note payable in the amount of $57,895 including an original issue discount of $2,895. The note bears 12% interest and is due on August 19, 2016. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $57,895 of principal and $14,035 of interest (including a $10,000 penalty) into 1,798,250 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2015.

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest charge and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. During the year ended March 31, 2015, the note holder converted $10,000 of principal into 181,819 shares of common stock leaving a remaining balance of $54,500. During the period ending December 31, 2015 the note holder converted $54,500 in principal and $8,240 in accrued interest into 1,879,597 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2015.

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $25,200 of the principle into 700,000 common shares leaving a remaining balance of $29,800. During the period ending December 31, 2015 the note holder converted $29,800 in principal and $2,158 in accrued interest into 864,672 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2015.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $33,000 in principal and $1,320 in accrued interest into 780,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2015.

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $55,000 in principal and $3,553 in accrued interest into 2,813,634 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2015.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder assessed a default fee of $3,510 to increase the balance of the note and also converted $46,510 in principal into 5,290,270 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2015.

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears a one-time 12% interest charge and is due on December 16, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $32,472 in principal into 4,237,000 shares of common stock leaving a remaining balance of $861. Accrued interest was $5,635 as of December 31, 2015. This loan has an unamortized original issue discount of $1,605 as of the end of the period.

On January 9, 2015, the Company issued a convertible promissory note in the amount of $33,000. The note is due on October 13, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder assessed a default fee of $16,500 to increase the balance of the note and also converted $49,500 in principal and $1,320 in interest into 8,470,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2015.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $7,670 in principal into 1,278,333 shares of common stock leaving a remaining balance of $46,330. Interest accrued on this note as of December 31, 2015 is $3,891. The Company is in default on the balance of this note.

On February 17, 2015, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $6,780. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $51,280 in principal and $2,051 in accrued interest into 5,992,424 shares of common stock leaving a remaining balance of $15,500. Accrued interest was $1,077 as of December 31, 2015. The Company is in default on the balance of this note.

On February 25, 2015, the Company issued a convertible note payable in the amount of $27,778 including an original issue discount of $2,778. The note bears a one-time 12% interest charge and is due on February 25, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $17,700 in principal into 2,950,000 shares of common stock leaving a remaining balance of $10,078. Interest accrued on this note for the period ended December 31, 2015 is $5,827. This loan has an unamortized original issue discount of $1,607 as of the end of the period.

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on December 9, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $18,439 in principal and $3,698 in accrued interest into 8,066,597 shares of common stock leaving a remaining balance of $36,561. Interest accrued on this note for the period ended December 31, 2015 is ($310). The Company is in default on the balance of this note.

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of December 31, 2015 is $1,820. This loan has an unamortized original issue discount of $420 as of the end of the period.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 2, 2015, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. On March 2, 2015 the note holder converted $56,402 of the principle into 1,215,551 common shares leaving a remaining balance of $1,898. During the period ending December 31, 2015 the note holder converted $1,898 in principal and $20 in accrued interest into 53,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2015.

On May 5, 2015, the Company issued a convertible note payable in the amount of $68,900 including an original issue discount of $3,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note for the period ended December 31, 2015 is $3,624. This loan has an unamortized original issue discount of $1,300 as of the end of the period.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of December 31, 2015 is $550.

On May 27, 2015, the Company issued a convertible note payable in the amount of $16,500. The note bears 8% interest rate and is due on May 28, 2016. The loan becomes convertible on May 27, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending December 31, 2015 the note holder converted $16,500 in principal and $344 in accrued interest into 2,591,323 shares of common stock leaving a remaining balance of $0. Interest accrued as of December 31, 2015 is $0.

On August 28, 2015, the Company issued a convertible note payable in the amount of $15,000. The note bears 8% interest and is due on August 28, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued on this note as of ended December 31, 2015 is $411.

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest and is due on June 4, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of December 31, 2015 is $491.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On December 29, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest rate and is due on December 30, 2016. The loan becomes convertible on December 29, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of December 31, 2015 is $24.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the years ending March 31, 2015 and 2016: $37,500 note dated March 11, 2014; $53,000 note dated April 8, 2014; $42,500 note dated May 21, 2014; $55,000 note dated September 23, 2014; $66,780 note dated August 14, 2014; $58,300 note dated August 14, 2014; $64,500 note dated September 18, 2014; $58,300 note dated March 2, 2015; $61,111 note dated August 13, 2014; $57,895 note dated August 19, 2014; $33,333 note dated December 16, 2014; $27,778 note dated February 25, 2015; $33,000 noted dated October 6, 2014; $55,000 note dated November 6, 2014; $43,000 note dated November 25, 2014; $68,900 note dated May 5, 2015; $16,500 note dated May 27, 2015; $10,500 note dated May 6, 2015; $15,000 note dated August 28, 2015; $19,000 note dated September 4, 2015; $55,000 note dated December 29, 2015.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended December 31, 2015, the Company recorded a total change in the fair market value of the derivative liabilities of $169,624.

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.02, exercise price of $0.006 - $0.050, dividend yield of zero, years to maturity of 0.3479 – 1.15, a risk free rate of 0.01% - 0.65%, and annualized volatility of 61% - 516%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370, the May 5, 2015 loan which had an initial debt discount of $41,222, and the May 27, 2015 loan which had an initial debt discount of $15,000. Based on the valuations on the initial valuation dates, the Company recognized debt discounts related to the conversion features totaling $396,402 and a derivative expense of $382,713 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of December 31, 2015, unamortized debt discount, including original issue discounts totaled $109,398. The derivative liabilities totaled $891,442 as of December 31, 2015, of which $27,747 related to long-term debt.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 9 – EQUITY TRANSACTIONS

The Company has 375,030,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On July 18, 2013, the Company designated, from the 10,000,000 authorized shares of preferred stock, 6,000,000 shares of Series “A” Preferred Stock. The Series “A” Preferred Stock has voting rights of 100 votes per share and votes with common shares as a single class.

On July 18, 2013, the Company granted 6,000,000 Series “A” Preferred shares and 827,670 common shares for the intellectual property. The common and preferred shares were valued at a total of $123,973.

On July 19, 2013, our new officer/director agreed to cancel 5,002,554 common shares and returned them to treasury. Certain other shareholders also agreed to cancel 2,625,210 common shares.

On September 5, 2013, the Company increased the authorized common shares from 900,000 to 375,030,000. Correspondingly, the Company affirmed a forward split of 4.167 for 1 in which each shareholder was issued 4.167 common shares for each share held. All share and per share date included in these financial statements has been retrospectively adjusted to account for the stock split.

On October 29, 2013, the Company granted 2,500 units at $30.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $50.00 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On December 11, 2013, the Company granted 2,500 units at $30.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $50.00 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On March 10, 2014, the Company issued 833 units at $30.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $50.00 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	October 29, 2013	December 11, 2013	March 10, 2014
Warrants	2,500	2,500	833
Stock price on grant date	$30.00	$2.00	$2.00
Exercise price	$50.00	$50.00	$50.00
Expected life	1 year	1 year	1 year
Volatility	147%	64%	65%
Risk-free rate	0.12%	0.11%	0.13%
Calculated value	$10,473	$0	$0
Fair value allocation of proceeds	$7,381	$0	$0

On April 4, 2014, the Company issued 833 units at $30.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $50.00 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

On April 24, 2014, the Company issued 10,000 units at $25.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $35.00 and a three year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On July 10, 2014, the Company issued 7,000 units at $4.30 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $15.00 and a three year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On July 29, 2014, the Company issued 7,000 units at $5.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $15.00 and a three year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On June 9, 2015, the Company issued 900,000 units at $0.02 per unit. Each unit consisted of one common stock warrant with an exercise price of $0.02 and a five year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On December 15, 2015, the Company issued 4,000,000 units at $0.01 per unit. Each unit consisted of one common stock warrant with an exercise price of $0.01 and a five year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	April 4, 2014	April 24, 2014	July 10, 2014	July 29, 2014	June 9, 2015	Dec 15,2015
Warrants	833	10,000	7,000	7,000	900,000	4,000,000
Stock price on grant date	$19.90	$25.20	$3.70	$3.70	$0.02	$0.01
Exercise price	$50.00	$35.00	$15.00	$15.00	$0.02	$0.01
Expected life	1 year	3 year	3 year	3 year	5 year	5 year
Volatility	113%	76%	119%	119%	98%	98%
Risk-free rate	0.12%	0.84%	0.96%	0.98%	1.74%	1.71%
Calculated value	$3,181	$104,416	$12,130	$12,102	$13,259	$29,612
Fair value allocation of proceeds	$2,822	$73,653	$8,637	$8,992	$13,259	$29,612

The following is a summary of the warrant activity for the period from April 1, 2013 to December 31, 2015:

	Number of warrants	Weighted average exercise price
Outstanding, April 1, 2013	—	$0.00
Granted	5,833	$50.00
Exercised	—	—
Outstanding, March 31, 2014	5,833	$50.00
Granted	24,833	$24.00
Exercised	—	—
Outstanding, March 31, 2015	30,666	$29.00
Granted	4,900,000	$0.012
Exercised	—	—
Outstanding, December 31, 2015	4,930,666	$0.192

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

On May 7, 2014, the Company granted 25,000 shares to a consultant for prior services rendered. The Company had accrued $300,000 for these services as of March 31, 2014.

On June 16, 2014, the Company issued 14,690 shares of common stock for stock deposits of $147,050. The Company had received the deposits during the year ended March 31, 2014.

On July 1, 2014, the Company granted 10,000 shares to a professional for prior legal services rendered. The Company had accrued $30,000 for these services as of June 30, 2014. The shares were valued on the grant date at the fair market value of $60,000 resulting in a loss on the issuance of shares of $30,000.

On October 6, 2014, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC, a related party, and its principals to acquire certain assets including a US Patent entitled “Compositions and methods of use of Phorbol Esters for the treatment of Hodgkin’s Lymphoma”, and all related intellectual property, inventions and trade secrets, data and clinical study results. In consideration for the intellectual property the Company issued 2,207,920 common shares. These shares were valued at a total of $7,904,355; however, since the asset was acquired from a related party the Company valued the asset at the cost of the asset to the related party, $82,120, and treated the excess value of $7,822,235 as a deemed dividend reducing additional paid in capital.

Also on October 6, 2014, the Board of Directors approved the issuance of 80,000 shares of common stock to the CEO and 40,000 shares of common stock to the Company’s attorney as bonuses. The shares were valued based on the closing stock price on the grant date for a total value of $429,600.

On November 19, 2014, the Company entered into an agreement with an unrelated vendor to provide six months of consulting services in exchange for 5,000 shares of common stock. The shares were valued based on the closing stock price on the grant date for a total value of $6,450. The entire contract was expensed as of March 31, 2015.

On August 13, 2014, the Company entered into an investment agreement with an investor to invest up to $4,000,000 to purchase the Company’s common stock. The price per share for each investment is determined by the lesser of: (1) 65% of the lowest traded price of the Company’s common stock during the ten consecutive trading days prior to the drawdown notice date or (2) 65% of the closing bid price on the day before the drawdown notice is submitted. During the year ended March 31, 2015, the Company issued 799,619 shares of common stock to this investor for total proceeds of $220,000.

On April 22, 2015, the Company sold 100,381 shares of common stock for $5,405 in cash, which was paid directly to a vendor for accounts payable.

On June 25, 2015, the Company sold 1,542,455 shares of common stock for $10,797 in cash, of which $3,750 was paid directly to professionals in connection with the expenses of that sale, and $7,047 was retained by the Company.

On July 7, 2015, the Company sold 1,619,423 shares of common stock for $11,336 in cash, of which $3,750 was paid directly to a vendor for professional services.

On July 15, 2015, the Company sold 1,439,282 shares of common stock for $10,075 in cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

On October 27, 2015, the Company sold 1,648,840 shares of common stock for $11,542 in cash.

During the year ended March 31, 2015 and the period ended December 31, 2015, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
September 22, 2014	$12,000	5,505	$2.18
October 1, 2014	$12,000	6,487	$1.85
October 8, 2014	$9,000	5,056	$1.78
October 16, 2014	$6,000	4,546	$1.32
October 29, 2014	$15,000	12,500	$1.20
November 3, 2014	$10,000	8,197	$1.22
November 7, 2014	$12,000	11,881	$1.01
November 19, 2014	$18,120	28,312	$0.64
December 8, 2014	$15,000	34,884	$0.43
December 15, 2014	$12,000	42,857	$0.28
December 26, 2014	$17,200	74,783	$0.23
February 11, 2015	$29,900	747,500	$0.04
February 12, 2015	$17,333	373,561	$0.046
February 13, 2015	$17,894	372,800	$0.048
February 15, 2015	$35,730	739,243	$0.048
February 17, 2015	$17,003	366,440	$0.046
February 23, 2015	$20,603	470,900	$0.044
February 23, 2015	$17,003	366,440	$0.046
February 24, 2015	$9,488	204,473	$0.046
February 26, 2015	$42,030	1,050,750	$0.040
February 27, 2015	$26,880	560,000	$0.048
March 2, 2015	$56,402	1,215,551	$0.046
March 9, 2015	$33,900	475,182	$0.071
March 10, 2015	$25,200	700,000	$0.036
March 20, 2015	$10,000	181,818	$0.006
March 31, 2015 Total	$498,686	8,059,666

Effective February 11, 2016, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 100 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2015	$16,650	411,111	$0.04050
April 6, 2015	$10,000	209,644	$0.04770
April 8, 2015	$15,309	453,561	$0.03375
April 8, 2015	$20,001	454,545	$0.04400
April 9, 2015	$14,320	325,455	$0.04400
April 14, 2015	$10,000	236,967	$0.04220
April 16, 2015	$1,918	53,000	$0.03619
April 21, 2015	$10,000	259,740	$0.03850
April 29, 2015	$15,000	389,610	$0.03850
May 4, 2015	$5,083	131,464	$0.03866
May 12, 2015	$28,456	903,380	$0.03150
May 20, 2015	$20,199	947,645	$0.02131
May 20, 015	$17,240	783,636	$0.02200
May 27, 2015	$13,568	701,801	$0.01933
May 29, 2015	$15,000	882,353	$0.01700
June 11, 2015	$9,897	942,609	$0.01050
June 16, 2015	$14,100	1,175,000	$0.01200
June 16, 2015	$13,565	1,130,417	$0.01200
June 22, 2015	$7,415	1,235,833	$0.00600
June 22, 2015	$14,384	2,479,924	$0.00580
June 23, 2015	$7,752	1,292,000	$0.00600
September 16, 2015	$7,974	1,772,033	$0.00450
September 28, 2015	$10,000	1,666,667	$0.00600
September 29, 2015	$10,620	1,770,000	$0.00600
October 7, 2015	$2,250	375,000	$0.00600
October 7, 2015	$8,400	1,400,000	$0.00600
October 19, 2015	$9,720	1,620,000	$0.00600
November 2, 2015	$4,424	1,966,124	$0.00225
November 23, 2015	$10,000	1,666,667	$0.00600
November 30, 2015	$16,844	2,591,323	$0.00650
December 9, 2015	$1,746	775,991	$0.00225
December 17, 2015	$5,332	919,319	$0.00580
December 28, 2015	$1,341	596,200	$0.00225
December 28, 2015	$17,700	2,950,000	$0.00600
December 28, 2015	$14,305	2,384,167	$0.00600
December 28, 2015	$14,963	2,579,916	$0.00580
December 29, 2015	$8,395	1,399,167	$0.00600
December 29, 2015	$7,670	1,278,333	$0.00600
December 30, 2015	$6,651	2,956,248	$0.00225
Dec 31, 2015 Total	$438,193	46,066,850

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

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

During the year ended March 31, 2014, the Company granted 475,033 stock options to officers, directors, employees and consultants. During the year ended March 31, 2015, the Company granted 197,500 stock options to officers, directors, employees and consultants. During the period ended December 31, 2015, the Company granted 3,900,003 stock options to officers, directors, employees and consultants The options have been re-priced twice as follows: (1) Effective January 12, 2015, the Company approved the re-pricing of all 672,533 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $1.91984 per share and $30.0 per share, to $0.17 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged.

(2) Effective April 6, 2015, the Company approved the re-pricing of all 2,712,535 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.08 per share and $0.17 per share, to $0.08 per share which was the closing price of the Company’s common stock on April 6, 2015. All of the other terms of the options remained unchanged. (3) Effective August 4, 2015, the Company approved the re-pricing of all 3,712,535 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.08 per share and $0.02 per share, to $0.02 per share which was the closing price of the Company’s common stock on August 4, 2015. All of the other terms of the options remained unchanged. The Company revalued all existing options on January 12, 2015 and again on April 6, 2015, and again on August 4, 2015 using the Black-Scholes option pricing model using the initial terms of the options and the modified terms of the options. The difference in the valuations was recorded as additional expense. The re-pricing of the options resulted in the recognition of an additional $50,448 on January 9, 2015 and an additional $9,316 on April 6, 2015, and an additional $47,463 on August 4, 2015 in related stock based compensation expense for those periods.

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	September 6, 2013	February 7, 2014	March 14, 2014	May 7, 2014	July 23, 2014	October 6, 2014	April 6, 2015	June 9, 2015	December 15, 2015
Options	410,033	15,000	50,000	35,000	7,500	155,000	2,040,003	1,000,000	860,000
Stock price grant date	$2.00	$2.00	$30.00	$12.00	$6.90	$3.58	$0.08	$0.02	$0.01
Initial Exercise price	$1.91984	$1.91984	$30.00	$12.00	$6.90	$1.91984	$0.08	$0.02	$0.01
Modified Exercise price	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Expected life	10.00	10.00	10.00	10.00	10.00	5.0	5.0	5.0	5.0
Volatility	76%	74%	74%	73%	88%	101%	99%	99%	84%
Risk-free rate	2.94%	2.71%	2.65%	2.56%	2.53%	1.04%	1.31%	1.74%	1.70%
Calculated value	$663,307	$23,825	$1,182,141	$315,772	$45,109	$454,798	$120,778	$14,838	$5,736
Modified value	$83,850	$3,069	$10,232	$7,164	$1,537	$31,408	$151,221	$16,347	$5,736

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the option activity for the period April 1, 2013 through December 31, 2015:

	Number of options	Weighted average exercise price
Outstanding, April 1, 2013	—	$0.00
Granted	475,033	$0.01
Exercised	—	—
Outstanding, March 31, 2014	475,033	$0.01
Granted	197,500	$0.01
Exercised	—	—
Expired	—	—
Outstanding, March 31, 2015	672,533	$0.01
Granted	3,900,003	$0.01
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2015	4,572,536	$0.01

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is approximately $2,800.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

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

NOTE 12 – INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $9,280,468 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the period ended December 31, 2015 and the year ended March 31, 2015:

	December 31, 2015	March 31, 2015
Federal income tax benefit attributable to:
Current operations	$631,614	$1,405,416
Less: valuation allowance	(631,614)	(1,405,416)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$3,086,565	$2,454,951
Less: valuation allowance	(3,086,565)	(2,454,951)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,280,468 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 13 – SUBSEQUENT EVENTS

Effective February 11, 2016, the Board of Directors of Rich Pharmaceuticals, Inc. approved a reverse stock split of the Company’s common stock, par value $0.001 per share at a ratio of 1 for 100 of each share issued and outstanding on the effective date. In addition, All options, warrants and convertible securities of the Company outstanding immediately prior to the Reverse Stock Split that have a fixed conversion price will be appropriately adjusted by dividing the number of shares of Common Stock into which the options, warrants and convertible securities are exercisable or convertible by 100 and multiplying the exercise or conversion price thereof by 100, as a result of the reverse stock split. These financial statements retroactively reflect the reverse stock split for both March 31, 2015 and December 31, 2015 periods.

On January 4, 2016 the Company converted $19,339 in principle into 3,223,213 shares of common stock in satisfaction of the terms of a convertible loan.

On January 4, 2016 the Company converted $28,500 in principle into 4,384,615 shares of common stock in satisfaction of the terms of a convertible loan.

On January 5, 2016 the Company converted $7,975 in principle and $132 in accrued interest into 3,603,227 shares of common stock in satisfaction of the terms of a convertible loan.

On January 6, 2016 the Company converted $16,070 in principle and $132 in accrued interest into 2,678,333 shares of common stock in satisfaction of the terms of a convertible loan.

On January 6, 2016 the Company converted $15,500 in principle and $1,097 in accrued interest into 2,861,607 shares of common stock in satisfaction of the terms of a convertible loan.

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three and Nine Months Ended December 31, 2015 and 2014

We generated no revenue for the three and nine months ended December 31, 2015. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses during the three and nine months ended December 31, 2015 were $298,595 and $859,036 respectively, as compared with $1,358,623 and $2,394,658 for the same period ended 2014. The operating expenses for the three months ended December 31, 2015 consisted mainly of professional fees ($105,339), wages and taxes ($100,326), office expense ($30,361) and stock-based compensation ($35,348). The operating expenses for the nine months ended December 31, 2015 consisted mainly of professional fees ($197,623), wages and taxes ($283,119), office expense ($76,255) and stock-based compensation ($227,740).

Operating expenses for the three months ended December 31, 2014 consisted mainly of professional fees ($261,412), wages and taxes ($543,311), stock-based compensation ($497,654) and office expenses ($30,950). Operating expenses for the nine months ended December 31, 2014 consisted of professional fees ($590,955), wages and taxes ($789,266), stock-based compensation ($679,095), consulting expenses ($169,192), office expenses ($73,268) and travel and entertainment of ($50,332).

Other income (expenses) for the three and nine months ended December 31, 2015 were ($602,128) and ($998,653). Other income (expenses) for the three months ended December 31, 2015 consisted mainly of amortization of debt discount ($134,975), change in value of derivative liability ($399,810), derivative expense ($47,469) and interest expense ($19,872). Other income (expenses) for the nine months ended December 31, 2015 consisted mainly of amortization of debt discount ($405,963), change in value of derivative liability ($169,624), derivative expense ($382,713) and interest expense ($40,127).

Other income (expenses) for the three and nine months ended December 31, 2014 were ($77,425) and ($232,746). Other income (expenses) for the three months ended December 31, 2014 consisted mainly of amortization of debt discount ($85,596), change in value of derivative liability $49,606, derivative expense ($25,187) and interest expense ($16,248). Other income (expenses) for the nine months ended December 31, 2014 consisted mainly of amortization of debt discount ($112,381), change in value of derivative liability $40,871, derivative expense ($135,059) and interest expense ($26,177).

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $3,423; we had total current liabilities of $2,545,487; and we had a stockholders’ deficit of $2,573,229. Cash used in operating activities of $343,012 for the nine months ended December 31, 2015 was primarily due to a net loss of $1,857,689 partially offset by amortization of debt discount of $405,963, change in value of derivative liability $169,624, derivative expense of $382,713, stock-based compensation of $198,128, increase in accrued expenses of $237,110 and an increase in accounts payable of $70,247.

Cash flows used in investing activities of $1,054 for the nine months ended December 31, 2015 was primarily due to the acquisition of assets.

Cash flows provided by financing activities of $331,597 for the nine months ended December 31, 2015 was primarily due to loans received form related parties of $64,011, issuance of convertible notes payable of $205,171 and sale of common stock and warrants of $62,415.

As of December 31, 2015 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private debt or equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Reverse Stock Split

Effective as of February 11, 2016, the Company completed a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1 for 100 of each share issued and outstanding on the effective date (the “Reverse Stock Split”). Prior to the Reverse Stock Split, the Company was authorized to issue 37,503,000,000 shares of Common Stock. As a result of the Reverse Stock Split, the authorized shares of Common Stock are now 375,030,000. As of February 10, 2016, there were approximately 8,457,906,689 shares of Common Stock outstanding. As a result of the Reverse Stock Split, there were approximately 84,579,066 shares of Common Stock outstanding as of February 11, 2016 (subject to adjustment due to the effect of rounding fractional shares into whole shares). The Reverse Stock Split did not have any effect on the stated par value of the Common Stock.

The shares of Common Stock begin trading on a split-adjusted basis on February 11, 2016. The Company’s trading symbol was changed to “RCHAD” for a period of 20 business days following February 11, 2016, after which the “D” will be removed from the Company’s trading symbol, which will revert to the original symbol of “RCHA”. In connection with the Reverse Stock Split, the Company’s CUSIP number changed to 76303T308.

As of February 11, 2016, the total number of shares of the Company’s Common Stock held by each stockholder was converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) 100. No fractional shares will be issued, and no cash or other consideration will be paid. Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, and subject to our ability to obtain additional funding, we plan to implement the following changes during our fiscal year ending March 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. As previously disclosed on January 4, 2016, the Litigation has been settled through a confidential mediation process supervised by the Federal Court and the Litigation is now in the process of being dismissed with prejudice by the Federal Court.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. The inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. As previously disclosed on January 4, 2016, the Litigation has been settled through a confidential mediation process supervised by the Federal Court and the Litigation is now in the process of being dismissed with prejudice by the Federal Court. The Company incurred substantial legal fees in defending the Litigation and could incur additional fees in the future.

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

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. We have issued convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. The note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. The Company has issued a significant number of shares of common stock as a result of the conversion of these convertible notes and expects to continue to issue a significant number of shares in the future. For example, as of July 11, 2014, the number of outstanding shares of the Company was 420,463,772; as of June 22, 2015 the number of outstanding shares of the Company was 3,097,091,736; as of October 9, 2015 the number of outstanding shares of the Company was 4,420,461,736; and as of February 10, 2016 the number of outstanding shares of the Company was 8,457,906,689. A significant portion of these additional share issuances resulted from the conversion of convertible notes. As shares of our common stock are issued due to the conversion of some or all of the convertible notes in the future, the ownership interests of existing stockholders will continue to be diluted and such dilution is expected to be significant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	February 22, 2016

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

