Form 10-K
period 2016-03-31
Rich Pharmaceuticals, Inc.
filed 2016-08-22
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-K

______________________________________________________________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $64,900

As of July 3, 2016, there were 447,369,610 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. Statements in this report concerning the following are forward looking statements:

•                     future financial and operating results;

•                     our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

•                     the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;

•                     expectations concerning market acceptance of our products;

•                     current and future economic and political conditions;

•                     overall industry and market trends;

•                     management’s goals and plans for future operations; and

•                     other assumptions described in this report underlying or relating to any forward-looking statements.

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•                     "we," "us," "our" and "Company" refer to the business of Rich Pharmaceuticals, Inc.;

•                     "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

•                     "SEC" refers to the United States Securities and Exchange Commission;

•                     "Securities Act" refers to the United States Securities Act of 1933, as amended;

•                     "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

PART I

ITEM 1.  BUSINESS

Business Overview

The Company is developing RP-323 for the treatment of Hodgkin’s lymphoma (HL), Acute Myelogenous Leukemia (AML), and to cause elevation of white blood cells (WBC) in patients depleted of these elements due to various conditions.

The Technology

The priority drug development efforts of the Company are focused on the use of RP-323, a naturally occurring compound that has a number of properties that are uniquely suited for the treatment of patients with Hodgkin’s lymphoma (HL), and Acute Myelocytic Leukemia (AML). Company scientists had worked with RP-323 in the laboratory for many years studying its ability to convert cancer cells to normal cells, a process called differentiation. It was also observed in some instances to cause cancer cell death. These observations were the basis of the proposal to test RP-323 in relapsed AML patients in China and later in the US and resulted in findings that were sufficiently encouraging to support further interest in this drug to treat AML. During the course of these preliminary clinical studies RP-323 was found to be extremely potent in causing a marked and favorable increase in white blood cells (WBC) in blood, key elements in fighting infections. These results were also observed in cancer patients whose WBC were depleted due to the toxic effects of chemotherapeutic drugs used during the course of their therapy. Later, in a US phase I safety study conducted at Cancer Institute of NJ (CINJ), it was discovered the use of RP-323 in HL when a patient’s tumor was reduced by 2 cm.

Clinical Studies in Acute Myelocytic Leukemia

Based on the known properties of RP-323, it was first administered in a pilot study in China, either alone or in combination with standard drugs, and caused temporary remission of AML in some patients’ refractory to standard therapy. Several patients recovered sufficiently with RP-323 treatment to return to their normal occupations, symptom-free. Interest in these findings led to a Phase 1 investigator-sponsored trial in 35 patients by a leading oncologist at a leading cancer hospital in New Jersey, the University of Medicine and Dentistry of New Jersey (UMDNJ). This study determined the maximum tolerated dose of RP-323 and described its relatively mild side effects. The results of this Phase 1 trial led to interest by the same investigator to initiate a Phase 2 study. The use of RP-323 in treatment of refractory AML is expected to qualify for a “fast track” designation at the United States Food and Drug Administration (FDA), and the Company expects to apply for “orphan drug” status. An “orphan drug” is a pharmaceutical agent that has been developed specifically to treat a rare medical condition, the condition itself being referred to as an orphan disease. The Company’s clinical plans are expected to result in completion of the required clinical studies in 2016 and provide a basis for market approval for the treatment of AML. The Company estimates the budget for reaching market approval for the treatment of AML to be $40 million. However, should the Company be able to obtain “orphan drug” status from the FDA, that timeline could be accelerated to 2015 and budget reduced to $20 million. All plans are subject to the Company obtaining adequate financing, or partnering with a third party, to fund the cost of the studies. The Company cannot provide any assurances that it will be able to obtain such financing or partnering arrangement.

Clinical Results in Elevation of White Blood Cells

Clinical studies in over 100 cancer patients demonstrated the potent ability of RP-323 to stimulate the production of white blood cells (WBC) and neutrophils. Both the treatments for various diseases and the disease themselves can result in extremely low numbers of these elements. Their elevation is essential to prevent post-treatment infections common to these patients. In comparative studies in animals, RP-323 is significantly more potent than marketed drugs used for this purpose. The effect of RP-323 on the elevation of these and other blood elements will be measured during treatment of AML.

Hodgkin’s Lymphoma

Hodgkin’s lymphom is a cancer that is found most frequently in two different age groups: 15 – 35 and over 55, and occurs in both sexes although it is more common in males and individuals with HIV. The overall incidence of Hodgkin’s lymphoma is approximately 2.7 per 100,000 persons. Malignant Reed Sternberg cells invade and destroy the architecture of the lymph nodes and infiltrate major organs such as the liver and spleen. Radiation and chemotherapy are used routinely but these treatments can later result in morbidity and mortality as a result of causing second malignancies. More effective and safer treatments are needed for this disease.

Market Opportunities

AML

It is estimated that 40,000 people in the US have AML and an additional 14,000 are diagnosed annually with a yearly death rate of over 10,000. Based on this incidence, the potential market for RP-323 for the treatment of AML is approximately $1 to 2 billion peak sales annually in the US and more than $5 billion worldwide.

White Blood Cell

Currently marketed drugs for elevating key infection-fighting blood elements are used in supportive cancer care, inflammation, nephrology and bone disease. In 2012, this market exceeded $3 billion. The clinical use of RP-323 for these purposes is expected to have several key therapeutic advantages over marketed drugs, along with a clean safety profile and observed high efficacy is expected to result in a 15 to 30 percent market share and peak annual sales of $0.5 to $1 billion. Amgen would be the Company’s largest competitor in this market.

HL

In the U.S. 185,793 suffer from Hodgkin's lymphoma (2011); the worldwide market potential for Hodgkin's lymphoma is estimated to be $1-2 billion.

Patent

The Company has been assigned United States Patent No. 6,063,814, entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents,” and utility patent application titled “Compositions and Methods of Use Of Phorbol Esters For The Treatment of Neoplasms (Acute Myeloid Leukemia).” The patent is intended to provide the Company with exclusive rights to the use of intravenous RP-323 for therapeutic purposes. Provided that the Company can obtain additional funding, the Company intends to expand its patents through the addition of indications for use and adding protection in appropriate countries.

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

Our Employees

We have one full time contracted position and 4 part-time contracted positions as of the date of this Annual Report.

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

In connection with the Agreement and Assignment Agreement, Sean Webster resigned in his position as an officer and director with our company. In his stead, Ben Chang was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Under the direction of our newly appointed officer and director, the Company engaged in its new business to pursue the development of RP-323 (12–O-tetradecanoylphorbol-13-acetate) for the treatment of Acute Myelogenous Leukemia (AML) and Stroke (for the treatment of loss of function caused by Stroke.)

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

Risks Related To Our Business

We are a development stage company and may never commercialize any of our products or services or earn a profit. Prior to July 19, 2013, we were a “shell” company with no or nominal operations. We recently became funded and commenced operations. We are a start up company in the business of developing treatments for Acute Myelogenous Leukemia (AML). We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our technology or attain profitability, we will not be able to sustain operations. Because of the numerous risks and uncertainties associated with developing and commercializing our technology, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of medical treatments. We may never successfully commercialize our technology, and our business may fail.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. The inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. As previously disclosed on January 4, 2016, the Litigation has been settled through a confidential mediation process supervised by the Federal Court and the Litigation has been dismissed with prejudice by the Federal Court. The Company incurred substantial legal fees in defending the Litigation.

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

Events of Default under our convertible notes could result in a judgment against the Company and a foreclosure on all of our assets. We have issued convertible notes which have remedies to the note holder which include a confession of judgment against us in the event of a default. We are currently in default under these convertible notes for our failure to timely file our public reports with the Securities and Exchange Commission. The exercise of rights by the note holder for this event of default could result in a judgment against us and the foreclosure upon all of our assets which would have a material adverse effect on the Company and the price of its shares.

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

ITEM 3.  LEGAL PROCEEDINGS

The inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. As previously disclosed on January 4, 2016, the Litigation has been settled through a confidential mediation process supervised by the Federal Court and the Litigation has been dismissed with prejudice by the Federal Court. The Company incurred substantial legal fees in defending the Litigation.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTC Markets under the symbol “RCHA”. The table below lists the high and low closing prices per share of our common stock for each quarter of the years ended March 31, 2016 and March 31, 2015, as quoted on the OTC Markets.

For The Year Ended March 31, 2016	High	Low
Fourth Quarter (January 1, 2016 to March 31, 2016)	0.0013	0.0003
Third Quarter (October 1, 2015 to December 31, 2015)	0.02	0.01
Second Quarter (July 1, 2015 to September 30, 2015)	0.03	0.01
First Quarter (April 1, 2015 to June 30, 2015)	0.01	0.005

For The Year Ended March 31, 2015	High	Low
Fourth Quarter (January 1, 2015 to March 31, 2015)	$.0148	$.0008
Third Quarter (October 1, 2014 to December 31, 2014)	$.0590	$.0031
Second Quarter (July 1, 2014 to September 30, 2014)	$.0700	$.0300
First Quarter (April 1, 2014 to June 30, 2014)	$.3650	$.0450

Holders

As of July 3, 2016, there are approximately 70 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, and its phone number is 702-818-5898.

Reverse Stock Split

The Company completed a reverse stock split of the Company’s common stock at a ratio of 1 for 100 of each share issued and outstanding on the effective date of February 11, 2016 (the “Reverse Stock Split”). As of February 10, 2016, there were approximately 8,457,906,689 shares of Common Stock outstanding. As a result of the Reverse Stock Split, there were approximately 84,579,066 shares of Common Stock outstanding (subject to adjustment due to the effect of rounding fractional shares into whole shares). The Reverse Stock Split did not have any effect on the stated par value of the common stock.

Increase in Authorized Shares

On March 3, 2016, the Company’s board of directors and shareholders (by written consent of the holder of Series A Preferred shares) approved an amendment to the Company’s Articles of Incorporation to increase total number of authorized shares of our Common Stock from three hundred and seventy-five million and thirty thousand (375,030,000) shares to four billion (4,000,000,000) shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 6, 2013, our Board of Directors adopted the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was subsequently amended to increase the number of shares reserved under the Plan to12,000,000. The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Company as an incentive for them to remain in the service of the Company. The Plan is divided into two separate equity programs: 1) a stock option grant program; and 2) a stock issuance program. The maximum number of shares available to be issued under the Plan is currently 12,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future.

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

Equity Compensation Plan Information

The table below sets forth information as of March 31, 2016 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	11,999,978	$0.01	22

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

Overview and Financial Condition

Results of Operations

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

We had no revenues during the periods ending March 31, 2016 and March 31, 2015. In July 2013, the Company entered the start-up phase of its operations.

Operating expenses for the year ending March 31, 2016 were $1,117,605 which consisted primarily of Wages and taxes of $383,937; Professional fees of $267,778; and Stock based compensation of $240,999. Operating expenses for the year ending March 31, 2015 were $3,606,425, which consisted primarily of stock based compensation of $866,128; professional fees of $1,339,623; wages and taxes of $727,458 and stock options to officers and consultants and $200,925 in consulting fees. Operating expenses decreased significantly compared to the year ending March 31, 2015 due to reduced consulting and professional fees.

We had a net loss of $1,768,460 for the year ending March 31, 2016 compares to a net loss of $4,133,576 for the year ending March 31, 2015. The decrease in the net loss was due to significantly reduced operating expenses.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of convertible notes payable.

As of March 31, 2016, our Company had a cash deficit of totaling $2,948, and total assets of $6,531 and current assets of $2,800. We had total liabilities of $2,398,233 and a working capital deficit of ($2,395,433) and Stockholders’ deficit totaled ($2,391,702) as of March 31, 2016.

Net cash used in operating activities was $495,099 for the year ended March 31, 2016, and was $1,445,068 for the period ending March 31, 2015. The net cash used by operating activities was related to decreased activities incurred in business operations over the previous period.

Net cash provided by financing activities was $482,948 for the year ended March 31, 2016, and was $1,448,573 for the period ended March 31, 2015. The net cash provided by financing activities was mainly attributable to proceeds from the sale of equity, warrants and convertible notes.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through March 31, 2016. We will be required to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

Beverly Hills, California

We have audited the accompanying balance sheets of Rich Pharmaceuticals, Inc., as of March 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Pharmaceuticals, Inc., as of March 31, 2016 and 2015, and the results of its operations and cash flows for the years ended March 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

August 22, 2016

RICH PHARMACEUTICALS, INC.

BALANCE SHEETS

AS OF MARCH 31, 2016 AND 2015

	March 31, 2016	March 31, 2015
ASSETS
Current Assets
Cash and equivalents	$—	$15,892
Prepaid expenses	2,800	7,578
Total Current Assets	2,800	23,470

Property and equipment, net	3,731	788
TOTAL ASSETS	$6,531	$24,258
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$2,948	$—
Accounts payable	1,139,431	910,272
Accrued expenses	530,150	200,891
Due to related parties	76,913	6,067
Convertible notes payable, net of debt discount	201,879	402,131
Derivative liabilities	446,912	139,983
Total Current Liabilities	2,398,233	1,659,344

Long-term Liabilities
Convertible notes payable, net of debt discount	—	6,080
Derivative liabilities	—	77,775
Total Long-term Liabilities	—	83,855
Total Liabilities	2,398,233	1,743,199

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 216,364,262 and 15,410,840 shares issued and outstanding,	216,364	15,411
Additional paid-in capital	6,589,374	5,694,628
Accumulated deficit	(9,203,440)	(7,434,980)
Total Stockholders’ Deficit	(2,391,702)	(1,718,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,531	$24,258

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	Year ended March 31, 2016	Year ended March 31, 2015

REVENUES	$—	$—

OPERATING EXPENSES
Consulting expenses	16,000	200,925
Office expenses	110,600	97,821
Depreciation expense	799	473
Wages and taxes	383,937	727,458
Professional fees	267,778	1,339,623
Regulatory fees	29,356	52,496
Research and development	16,823	165,371
Stock-based compensation	240,999	866,128
Impairment of intangible asset	—	82,120
Travel, meals and entertainment	51,313	74,010
TOTAL OPERATING EXPENSES	1,117,605	3,606,425

LOSS FROM OPERATIONS	(1,117,605)	(3,606,425)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(531,638)	(504,269)
Change in value of derivative liability	563,432	1,867,621
Derivative expense	(497,213)	(1,809,914)
Forgiveness of debt	—	6,009
Interest expense	(185,136)	(56,531)
Interest expense – related party	(300)	(67)
Loss on share issuance	—	(30,000)
	(650,855)	(527,151)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,768,460)	(4,133,576)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(1,768,460)	$(4,133,576)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.65)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	76,021,284	6,331,803

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 31, 2014 TO MARCH 31, 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2014	6,000,000	$6,000	4,144,114	$4,144	$2,453,957	$(3,301,404)	$(837,303)

Stock issued for intangible assets	—	—	2,207,920	2,208	7,902,147	—	7,940,355

Deemed Dividend related to intangible assets	—	—	—	—	(7,822,235)	—	(7,822,235)

Stock options granted for services	—	—	—	—	815,680	—	815,680

Stock and warrants issued for cash	—	—	24,833	25	339,975	—	340,000

Stock issued for cash		—	799,619	800	219,200	—	220,000

Stock issued for stock deposits	—	—	14,690	15	147,035	—	147,050

Stock issued for services	—	—	16,000	160	795,890	—	796,050

Stock issued for debt conversion	—	—	8,059,664	8,059	491,627	—	499,686

Derivative liability closed to APIC	—	—	—	—	300,904	—	300,904

Stock option modification	—	—	—	—	50,448	—	50,448

Net loss for the year ended March 31, 2015	—	—	—	—	—	(4,133,576)	(4,133,576)

Balance, March 31, 2015	6,000,000	$6,000	15,410,840	15,411	$5,694,628	$(7,434,980)	$(1,718,941)

Stock options granted for services	—	—	—	—	141,349	—	141,349

Stock issued for cash	—	—	6,350,381	6,350	42,805	—	49,155

Warrants issued for services	—	—	—	—	42,871	—	42,871

Stock issued for debt conversion	—	—	194,603,041	194,603	407,771	—	602,374

Derivative liability closed to APIC	—	—	—	—	203,171	—	203,171

Stock option modification	—	—	—	—	56,779	—	56,779

Net loss for the year ended March 31, 2016	—	—	—	—	—	(1,768,460)	(1,768,460)

Balance, March 31, 2016	6,000,000	$6,000	216,364,262	$216,364	$6,589,374	$(9,203,440)	$(2,391,702)

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	Year ended March 31, 2016	Year ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,768,460)	$(4,133,576)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	799	473
Amortization of debt discount	531,638	504,269
Change in value of derivative liability	(563,432)	(1,867,621)
Derivative expense	497,213	1,809,914
Forgiveness of debt	—	(6,009)
Loss on share issuance	—	30,000
Impairment of intangible asset	—	82,120
Stock issued for services	—	796,050
Stock-based compensation	240,999	866,128
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	4,778	(6,017)
Increase in bank overdraft	2,948
Increase in accounts payable	229,159	729,600
Increase (decrease) in accrued expenses	329,259	(250,399)
Net Cash Used by Operating Activities	(495,099)	(1,445,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of assets	(3,741)	—
Net Cash Used by Investing Activities	(3,741)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and interest received (repaid)	—	(29,933)
Loans received (repaid) from/to related parties	70,846	—
Proceeds from sale of common stock and warrants	49,156	560,000
Proceeds from issuance of convertible notes payable	362,947	918,506
Net Cash Provided by Financing Activities	482,948	1,448,573

Net Increase (Decrease) in Cash and Cash Equivalents	(15,892)	3,505

Cash and cash equivalents, beginning of period	15,892	12,387
Cash and cash equivalents, end of period	$—	$15,892

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock and stock warrants	$—	$147,050
Original issue discounts recorded on notes payable	$12,900	$612,827
Debt discounts recorded on convertible notes payable	$498,544	$—
Acquisition of intangibles for stock	$—	$82,120
Debt/interest converted into common stock	$602,374	$499,686

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2016 and 2015 the Company had $0 and $15,892, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

The Company did not have any level 1 or level 3 financial instruments at March 31, 2016 or 2015. As of March 31, 2016, the derivative liabilities were considered a level 2 item; see Note 8.

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

Research and Development

The Company will charge research and development costs to expense when incurred. The research and development costs include payments made to unrelated third party vendors for their work on enhancements to existing technology, or research into new potentially patentable products or processes.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 3,900,048 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2015, the Company granted 197,500 stock options to officers, directors, employees and consultants. During the period ended March 31, 2016, the Company granted 3,900,003 stock options to officers, directors, employees and consultants. The Company made the following modifications to the exercise prices of its options: January 12, 2015, the Company modified the exercise price on all outstanding stock options to $0.17; April 6, 2015, the Company modified the exercise price on all outstanding stock options to $0.08 per share; August 4, 2015, the Company modified the exercise price on all outstanding stock options to $0.01 per share.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Computer equipment & furniture	$5,160	$1,419
Less: accumulated depreciation	(1,429)	(631)
Property and equipment, net	$3,731	$788

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $799 and $473 for the years ended March 31, 2016 and 2015, respectively.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Wages and taxes	$514,713	$175,357
Accrued interest	15,437	25,534
Total accrued expenses	$530,150	$200,891

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

Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. The loan is unsecured and bears 8% interest. There is a total due of $6,000 as of March 31, 2016. Interest accrued on the 2015 note as of March 31, 2016 was $367. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $46,900 in unsecured non-interest bearing loans from related parties, and has repaid $24,700 of these loans leaving a total due of $22,200 as of March 31, 2016. These loans are deemed to be short-term and are payable at the discretion of the Company.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 30,002 shares of common stock at an exercise price of $2.00 per share. The CEO earned $275,000 and $275,000 for the years ended March 31, 2016 and 2015 (respectively) as a result of this agreement, these amounts contribute to the $395,630 and $154,062 of officer compensation which is included in accrued expenses, as of March 31, 2016 and 2015.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 14,690 shares of common stock in exchange for the deposits. The remaining balance as of March 31, 2015 and 2016 is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On August 13, 2014, the Company issued a convertible note payable in the amount of $61,111 including an original issue discount of $5,500. The note has a one-time 12% interest charge and is due on August 14, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $61,111 of principal and $6,266 of interest into 1,403,700 shares of common stock leaving a remaining balance of $0. During the year ended March 31, 2016, the note holder converted $1,067 of interest into 177,836 shares of common stock leaving a remaining balance of accrued interest of $0.

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

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest charge and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. During the year ended March 31, 2015, the note holder converted $10,000 of principal into 181,819 shares of common stock leaving a remaining balance of $54,500. During the period ending March 31, 2016 the note holder converted $54,500 in principal and $8,240 in accrued interest into 1,879,597 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $25,200 of the principle into 700,000 common shares leaving a remaining balance of $29,800. During the period ending March 31, 2016 the note holder converted $29,800 in principal and $2,158 in accrued interest into 864,672 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,000 in principal and $1,320 in accrued interest into 780,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March31, 2016.

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $55,000 in principal and $3,553 in accrued interest into 2,813,634 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder assessed a default fee of $3,510 to increase the balance of the note and also converted $46,510 in principal into 5,290,270 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears a one-time 12% interest charge and is due on December 16, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,333 in principal and $4000 in accrued interest into 5,047,167 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On January 9, 2015, the Company issued a convertible promissory note in the amount of $33,000. The note is due on October 13, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder assessed a default fee of $16,500 to increase the balance of the note and also converted $49,500 in principal and $1,320 in interest into 8,470,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,020 in principal into 12,393,030 shares of common stock, and incurred a default fee of $27,000 leaving a remaining balance of $47,980. Interest accrued on this note as of March 31, 2016 is $4,738. The Company is in default on the balance of this note.

On February 17, 2015, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $6,780. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $66,780 in principal and $3,148 in accrued interest into 8,854,031 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On February 25, 2015, the Company issued a convertible note payable in the amount of $27,778 including an original issue discount of $2,778. The note bears a one-time 12% interest charge and is due on February 25, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $27,778 in principal and $3,333 in accrued interest into 5,185,210 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on December 9, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $38,785 in principal and $5,135 in accrued interest into 57,733,852 shares of common stock leaving a remaining balance of $16,215. Interest accrued on this note for the period ended March 31, 2016 is $0. The Company is in default on the balance of this note.

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 15,924,728 shares of common stock leaving a remaining balance of $18,751. Interest accrued on this note as of March 31, 2016 is $2,577. The Company is in default on the balance of this note.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 2, 2015, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. On March 2, 2015 the note holder converted $56,402 of the principle into 1,215,551 common shares leaving a remaining balance of $1,898. During the period ending March 31, 2016 the note holder converted $1,898 in principal and $20 in accrued interest into 53,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On May 5, 2015, the Company issued a convertible note payable in the amount of $68,900 including an original issue discount of $3,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. . During the period ending March 31, 2016 the note holder converted $8,461 in principal and $566 in accrued interest into 18,135,267 shares of common stock leaving a remaining balance of $60,439. Accrued interest was $4,387 as of March 31, 2016. This loan has an unamortized original issue discount of $325 as of the end of the period.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. The Company incurred a default fee of $5,250, leaving a balance of $15,750 as of March 31, 2016. Interest accrued on this note as of March 31, 2016 is $819. The Company is in default on the balance of this note.

On May 27, 2015, the Company issued a convertible note payable in the amount of $16,500. The note bears 8% interest rate and is due on May 28, 2016. The loan becomes convertible on May 27, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $16,500 in principal and $344 in accrued interest into 2,591,323 shares of common stock leaving a remaining balance of $0. Interest accrued as of March 31, 2016 is $0.

On August 28, 2015, the Company issued a convertible note payable in the amount of $15,000. The note bears 8% interest and is due on August 28, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The loan balance as of March 31, 2016 is $15,000, and interest accrued on this note as of ended March 31, 2016 is $710.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest and is due on June 4, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The loan balance as of March 31, 2016 is $19,000, and interest accrued as of March 31, 2016 is $870.

On December 29, 2015, the Company issued a convertible note payable in the amount of $57,378. The note bears 8% interest rate and is due on December 30, 2016. The loan becomes convertible on December 29, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $59,934 in principal and $1,222 in accrued interest into 35,927,887 shares of common stock, and incurred a default penalty of $4,165, leaving a remaining balance of $1,609. Interest accrued as of March 31, 2016 is $0.

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of March 31, 2016 is $1,144.

On February 25, 2016, the Company issued a convertible note payable in the amount of $27,500. The note bears 8% interest rate and is due on February 25, 2017. The loan becomes convertible on February 25, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $5,315 in principal into 11,682,000 shares of common stock leaving a remaining balance of $27,500. Interest accrued as of March 31, 2016 is $191. This loan has an unamortized original issue discount of $2,084 as of the end of the period.

On March 24, 2016, the Company issued a convertible note payable in the amount of $7,500. The note bears 8% interest rate and is due on March 24, 2017. The loan becomes convertible on March 24, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of March 31, 2016 is $2.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the years ending March 31, 2015 and 2016: $37,500 note dated March 11, 2014; $53,000 note dated April 8, 2014; $42,500 note dated May 21, 2014; $55,000 note dated September 23, 2014; $66,780 note dated August 14, 2014; $58,300 note dated August 14, 2014; $64,500 note dated September 18, 2014; $58,300 note dated March 2, 2015; $61,111 note dated August 13, 2014; $57,895 note dated August 19, 2014; $33,333 note dated December 16, 2014; $27,778 note dated February 25, 2015; $33,000 noted dated October 6, 2014; $55,000 note dated November 6, 2014; $43,000 note dated November 25, 2014; $68,900 note dated May 5, 2015; $16,500 note dated May 27, 2015; $10,500 note dated May 6, 2015; $15,000 note dated August 28, 2015; $19,000 note dated September 4, 2015; $55,000 note dated December 29, 2015; $60,500 note dated January 22, 2016; $27,500 note dated February 25, 2016; and $7,500 note dated March 24, 2016.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended March 31, 2016, the Company recorded a total change in the fair market value of the derivative liabilities of $563,432.

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0006, exercise price of $0.000055 - $0.000582, dividend yield of zero, years to maturity of 0.0986 – .9808, a risk free rate of 0.21% - 0.59%, and annualized volatility of 297% - 489%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370, the May 5, 2015 loan which had an initial debt discount of $41,222, and the May 27, 2015 loan which had an initial debt discount of $15,000. Based on the valuations on the initial valuation dates, the Company recognized debt discounts related to the conversion features totaling $531,638 and a derivative expense of $497,213 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of March 31, 2016, unamortized debt discount, including original issue discounts totaled $88,365. The derivative liabilities totaled $446,912 as of March 31, 2016, of which $0 related to long-term debt.

NOTE 9 – EQUITY TRANSACTIONS

The Company has 4,000,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On July 18, 2013, the Company designated, from the 10,000,000 authorized shares of preferred stock, 6,000,000 shares of Series “A” Preferred Stock. The Series “A” Preferred Stock has voting rights of 100 votes per share and votes with common shares as a single class.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

Date	April 4, 2014	April 24, 2014	July 10, 2014	July 29, 2014	June 9, 2015	Dec 15,2015
Warrants	833	10,000	7,000	7,000	900,000	4,000,000
Stock price on grant date	$19.90	$25.20	$3.70	$3.70	$0.02	$0.01
Exercise price	$50.00	$35.00	$15.00	$15.00	$0.02	$0.01
Expected life	1 year	3 year	3 year	3 year	5 year	5 year
Volatility	113%	76%	119%	119%	98%	98%
Risk-free rate	0.12%	0.84%	0.96%	0.98%	1.74%	1.71%
Calculated value	$3,181	$104,416	$12,130	$12,102	$13,259	$29,612
Fair value allocation of proceeds	$2,822	$73,653	$8,637	$8,992	$13,259	$29,612

The following is a summary of the warrant activity for the period from April 1, 2013 to March 31, 2016:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2014	5,833	$50.00
Granted	24,833	$24.00
Exercised	-	-
Outstanding, March 31, 2015	30,666	$29.00
Granted	4,900,000	$0.012
Exercised	-	-
Outstanding, March 31, 2016	4,930,666	$0.192

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

MARCH 31, 2016

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

During the years ended March 31, 2016 and, 2015, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

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

On February 8, 2016, the Company approved a change in the authorized shares of common stock to 375,030,000 shares.

Effective February 11, 2016, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 100 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2015	$16,650	411,111	$0.04050
April 6, 2015	$10,000	209,644	$0.04770
April 8, 2015	$15,309	453,561	$0.03375
April 8, 2015	$20,001	454,545	$0.04400
April 9, 2015	$14,320	325,455	$0.04400
April 14, 2015	$10,000	236,967	$0.04220
April 16, 2015	$1,918	53,000	$0.03619
April 21, 2015	$10,000	259,740	$0.03850
April 29, 2015	$15,000	389,610	$0.03850
May 4, 2015	$5,083	131,464	$0.03866
May 12, 2015	$28,456	903,380	$0.03150
May 20, 2015	$20,199	947,645	$0.02131
May 20, 015	$17,240	783,636	$0.02200
May 27, 2015	$13,568	701,801	$0.01933
May 29, 2015	$15,000	882,353	$0.01700
June 11, 2015	$9,897	942,609	$0.01050
June 16, 2015	$14,100	1,175,000	$0.01200
June 16, 2015	$13,565	1,130,417	$0.01200
June 22, 2015	$7,415	1,235,833	$0.00600
June 22, 2015	$14,384	2,479,924	$0.00580
June 23, 2015	$7,752	1,292,000	$0.00600
September 16, 2015	$7,974	1,772,033	$0.00450
September 28, 2015	$10,000	1,666,667	$0.00600
September 29, 2015	$10,620	1,770,000	$0.00600
October 7, 2015	$2,250	375,000	$0.00600
October 7, 2015	$8,400	1,400,000	$0.00600
October 19, 2015	$9,720	1,620,000	$0.00600
November 2, 2015	$4,424	1,966,124	$0.00225
November 23, 2015	$10,000	1,666,667	$0.00600
November 30, 2015	$16,844	2,591,323	$0.00650
December 9, 2015	$1,746	775,991	$0.00225
December 17, 2015	$5,332	919,319	$0.00580
December 28, 2015	$1,341	596,200	$0.00225
December 28, 2015	$17,700	2,950,000	$0.00600
December 28, 2015	$14,305	2,384,167	$0.00600
December 28, 2015	$14,963	2,579,916	$0.00580
December 29, 2015	$8,395	1,399,167	$0.00600
December 29, 2015	$7,670	1,278,333	$0.00600
December 30, 2015	$6,651	2,956,248	$0.00225
January 1, 2016	$28,500	4,384,615	$0.00650
January 4, 2016	$19,339	3,223,213	$0.00600
January 5, 2016	$8,107	3,603,227	$0.00225
January 6, 2016	$16,070	2,678,333	$0.00600
January 6, 2016	$16,597	2,861,607	$0.00580
February 16 ,2016	$1,424	4,220,400	$0.00034
February 17, 2016	$12,800	8,443,272	$0.00152
February 23, 2016	$4,640	4,218,182	$0.00110
February 23, 2016	$3,086	4,200,871	$0.00073
February 24, 2016	$1,492	4,419,970	$0.00034
February 25, 2016	$3,000	2,638,987	$0.00114
February 25, 2016	$4,640	4,218,182	$0.00110
March 1, 2016	$1,313	5,834,458	$0.00022
March 2, 2016	$4,600	5,831,643	$0.00079
March 2, 2016	$1,650	2,586,410	$0.00064
March 2, 2016	$9,332	11,650,000	$0.00080
March 7, 2016	$2,799	6,546,292	$0.00043
March 11, 2016	$1,924	4,147,500	$0.00046
March 14, 2016	$2,245	7,125,777	$0.00032
March 15, 2016	$3,329	7,454,098	$0.00045
March 15, 2016	$5,210	11,450,000	$0.00046
March 22, 2016	$2,419	8,957,888	$0.00027
March 22, 2016	$2,367	7,200,486	$0.00033
March 22, 2016	$5,315	11,682,000	$0.00046
March 28, 2016	$1,986	8,958,779	$0.00022
March 31, 2016 Total	$602,376	194,603,040

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

During the year ended March 31, 2014, the Company granted 475,033 stock options to officers, directors, employees and consultants. During the year ended March 31, 2015, the Company granted 197,500 stock options to officers, directors, employees and consultants. During the period ended March 31, 2016, the Company granted 3,900,003 stock options to officers, directors, employees and consultants The options have been re-priced twice as follows: (1) Effective January 12, 2015, the Company approved the re-pricing of all 672,533 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $1.91984 per share and $30.0 per share, to $0.17 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged. (2) Effective April 6, 2015, the Company approved the re-pricing of all 2,712,535 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.08 per share and $0.17 per share, to $0.08 per share which was the closing price of the Company’s common stock on April 6, 2015. All of the other terms of the options remained unchanged. (3) Effective August 4, 2015, the Company approved the re-pricing of all 3,712,535 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $.08 per share and $0.02 per share, to $0.02 per share which was the closing price of the Company’s common stock on August 4, 2015. All of the other terms of the options remained unchanged. The Company revalued all existing options on January 12, 2015 and again on April 6, 2015, and again on August 4, 2015 using the Black-Scholes option pricing model using the initial terms of the options and the modified terms of the options. The difference in the valuations was recorded as additional expense. The re-pricing of the options resulted in the recognition of an additional $50,448 on January 9, 2015 and an additional $9,316 on April 6, 2015, and an additional $47,463 on August 4, 2015 in related stock based compensation expense for those periods.

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	May 7, 2014	July 23, 2014	October 6, 2014	April 6, 2015	June 9, 2015	December 15, 2015
Options	35,000	7,500	155,000	2,040,003	1,000,000	860,000
Stock price grant date	$12.00	$6.90	$3.58	$0.08	$0.02	$0.01
Initial Exercise price	$12.00	$6.90	$1.91984	$0.08	$0.02	$0.01
Modified Exercise price	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Expected life	10.00	10.00	5.0	5.0	5.0	5.0
Volatility	73%	88%	101%	99%	99%	84%
Risk-free rate	2.56%	2.53%	1.04%	1.31%	1.74%	1.70%
Calculated value	$315,772	$45,109	$454,798	$120,778	$14,838	$5,736
Modified value	$7,164	$1,537	$31,408	$151,221	$16,347	$5,736

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the option activity for the period April 1, 2013 through March 31, 2016:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2014	475,033	$0.01
Granted	197,500	$0.01
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	672,533	$0.01
Granted	3,900,003	$0.01
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2016	4,572,536	$0.01

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is approximately $2,800.

The inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. As previously disclosed on January 4, 2016, the Litigation has been settled through a confidential mediation process supervised by the Federal Court and the Litigation has been dismissed with prejudice by the Federal Court. The Company incurred substantial legal fees in defending the Litigation.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTE 12 – INCOME TAXES

As of March 31, 2016, the Company had net operating loss carry forwards of approximately $9,203,440 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Federal income tax benefit attributable to:
Current operations	$601,276	$1,405,416
Less: valuation allowance	(601,276)	(1,405,416)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$3,129,170	$2,454,951
Less: valuation allowance	(3,129,170)	(2,454,951)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,395,636 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 13 – SUBSEQUENT EVENTS

Effective May 23, 2016, the Board of Directors of Rich Pharmaceuticals, Inc. approved an increase in authorized common stock to 4,000,000,000.

On April 1, 2016 the Company converted $2,158 in principle and $39 in accrued interest into 9,766,311 shares of common stock in satisfaction of the terms of a convertible loan.

On April 4, 2016 the Company converted $4,847 in principle into 17,250,000 shares of common stock in satisfaction of the terms of a convertible loan.

On April 7, 2016 the Company converted $1,699 in principle and $51 in accrued interest into 9,722,222 shares of common stock in satisfaction of the terms of a convertible loan.

On April 14, 2016 the Company converted $4,158 in principle into 19,250,000 shares of common stock in satisfaction of the terms of a convertible loan.

On April 15, 2016 the Company converted $1,259 in principle and $59 in accrued interest into 9,766,222 shares of common stock in satisfaction of the terms of a convertible loan.

On May 25, 2016, the Company issued a convertible note payable in the amount of $30,000. The note bears 8% interest and is due on May 25, 2017. The loan becomes convertible 180 days after issuance or November 21, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

On May 31, 2016, the Company executed a Secured Promissory Note in in favor of Computerlaw Group, LLP. The Note was also executed by Ben Chang, the CEO and a director of the Company, and his father Richard Chang, who with the Company are jointly and severally liable for repayment of the Note. The Note accrues interest at the rate of 10% and is due and payable on August 1, 2017, and may be paid at a reduced amount if paid early. The Note relates to payment terms provided by Computerlaw Group, LLP regarding the outstanding account payable by the Company to them for their defense in the litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”).

On May 31, 2016 the Company converted $828 in principle into 4,600,055 shares of common stock in satisfaction of the terms of a convertible loan.

On June 3, 2016 the Company converted $4,401 in principle into 29,340,333 shares of common stock in satisfaction of the terms of a convertible loan.

On June 7, 2016 the Company converted $9,120 in principle into 30,000,000 shares of common stock in satisfaction of the terms of a convertible loan.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On June 9, 2016, the Company completed a financing pursuant to a Securities Purchase Agreement (the “SPA”), an 8% Convertible Redeemable Promissory Note in the principal amount of $84,250 (the “First Note”), and an 8% Convertible Redeemable Promissory Note in the principal amount of $84,250 (the “Second Note”). The First and Second Note each bear interest at the rate of 8% and must be repaid on or June 8, 2017. The First Note and Second Note may be converted into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion (as determined in the First Note and Second Note). The Second Note was initially paid for by the issuance of an offsetting $84,250 secured note issued to the Company provided that prior to conversion of the Second Note, the lender must have paid off the note in cash such that the Second Note may not be converted until it has been paid for in cash. The SPA, First Note and Second Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the First Note and Second Note in the event of such defaults.

On June 14, 2016 the Company converted $5,847 in principle into 29,235,900 shares of common stock in satisfaction of the terms of a convertible loan

On June 17, 2016 the Company converted $5,691 in principle into 28,456,150 shares of common stock in satisfaction of the terms of a convertible loan

On June 25, 2016, the Company completed a financing pursuant to a Securities Purchase Agreement (the “SPA”), an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000 (the “First Note”), and an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000 (the “Second Note”). The First and Second Note each bear interest at the rate of 8% and must be repaid on or June 23, 2017. The First Note and Second Note may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion (as determined in the First Note and Second Note). The Second Note was initially paid for by the issuance of an offsetting $56,000 secured note issued to the Company by lender, provided that prior to conversion of the Second Note, lender must have paid off the Note in cash such that the Second Note may not be converted until it has been paid for in cash. The SPA, First Note and Second Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the First Note and Second Note in the event of such defaults. The Company also executed a Confession of Judgment in favor of lender regarding any event of default occurring under the First Note, the Second Note and all other convertible promissory notes issued by the Company and held by LG.

On June 25, 2016, the Company executed a Confession of Judgment in favor of LG regarding any event of default occurring under the convertible promissory notes issued by the Company and held by LG.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name Age Position

Ben Chang 52 President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Richard Salvador, PhD 89 Director

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

Richard A. Salvador, Ph.D. was appointed to the Company’s Board of Directors on August 4, 2015. Mr. Salvador has worked in various capacities as a scientific advisor and independent consultant to a number of biotechnology companies. He has lead preclinical development, placed and oversaw animal toxicology studies, advised lawyers on scientific matters including assessment of new technologies as well as been involved in the organization of new companies, partnering arrangements and financing. Mr. Salvador is a founder, the Chairman and President of AngioGenex Inc. AngioGenex Inc. is a public company that is pursuing the development of diagnostics and anti-cancer therapeutics based on technology licensed from Memorial Sloan Kettering Cancer Center in New York City. Since 2013, Mr. Salvador has been the Head of Clinical Development for the Company.

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended March 31, 2016, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

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

•                     Mr. Salvador is a pharmaceutical development expert with more than 50 years of experience and he has led numerous development projects from pre-clinical evaluation stage to product commercialization.

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

				Stock	Option	Non-equity	Change in Pension Value and Non-Qual. Deferred Compens.	All Other
		Salary	Bonus	Awards	Awards	Incentive	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	Comp. ($)	($)	($)	($)
Ben Chang	2016	$0	—	—	$37,064	—	—	—	$37,064
	2015	$275,000	—	286,400	$90,400	—	—	—	$651,800

Chief Executive Officer/Chief Financial Officer/Director since July 18, 2013.

Employment Agreements

Effective September 6, 2013, the Company entered into an Employment Agreement with Mr. Chang, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provided for a term of two (2) years; annual base compensation of $275,000; and the issuance of 3,000,240 options to purchase shares of Company common stock. The foregoing is only a brief description of the material terms of the Employment Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on September 12, 2013.

Grants of Stock Awards

On April 6, 2015, Ben Chang, our Chief Executive Officer, was issued options to purchase 500,000 shares of Company common stock under the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan, as amended. The options have an exercise price of $.01 per share; a term of 5 years; are immediately vested; and may be exercised by cashless exercise.

During the fiscal year ending March 31, 2015, Ben Chang, our Chief Executive Officer, was awarded options to purchase up to 30,000 shares of our Common Stock under our 2013 Plan, as amended. The options vested 100% on grant and provide for a right of cashless exercise. The exercise price of the options is $ 0.01 per share.

Option Exercises and Stock Vested

During the fiscal years ending March 31, 2016 and 2015, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

At March 31, 2016, Ben Chang had 579,479 options issued under the 2013 Plan, as amended, and Richard Salvador had 100,000 options issued under the 2013 Plan, as amended

Compensation of Directors

During the fiscal year ending March 31, 2016, our one independent director did not receive any compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 3, 2016, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the class of stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares of common stock outstanding totaling 447,369,610 and the number of shares of preferred stock outstanding totaling 6,000,000, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of July 3, 2016 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(2)		Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock(2)
Directors and Executive Officers
Ben Chang, Chairman and President	1,145,778	(3)	*	%	6,000,000	(4)	100%
Richard Salvador, Director	100,000	(5)	*
All directors and officers as a group (2 people)	1,245,778	(3)	*	%	6,000,000	(4)	100%
5% or Greater Stockholders
None

* Less than 1 percent.

(1) Unless otherwise noted, the address is c/o Rich Pharmaceuticals, Inc., 9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212.

(2) Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all options issued to the beneficial owners which are exercisable within 60 days of July 3, 2016) by 447,369,610 the total shares of common stock outstanding as of July 3, 2016 and 579,479 options exercisable within 60 days of July 3, 2016.

(3) Includes options to purchase up to 579,479 shares of common stock issued under the 2013 Plan which are exercisable within 60 days after July 3, 2016. Also includes 755,907 shares of common stock held by Imagic, LLC which Mr. Chang is deemed to beneficially own.

(4) The Preferred Stock has 100 to 1 voting rights over shares of common stock.

(5) Includes options to purchase up to 100,000 shares of common stock issued under the 2013 Plan which are exercisable within 60 days of July 3, 2016.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of any transaction occurring since April 1, 2014, or any proposed transaction, in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

As of March 31, 2014, the Company received loans with a total balance of $11,000 from Imagic, LLC and $25,000 from Rich BioScience, both of which entities are controlled by Ben Chang, our Chief Executive Officer.

On October 6, 2014, the Company executed an Assignment Agreement (the “Assignment Agreement”) with Richard L. Chang Holding's, LLC (“Holdings LLC”) and Imagic LLC (“Imagic LLC”) pursuant to which Holdings LLC and Imagic LLC exercised the option under the Memorandum of Understanding and Asset Assignment Agreement dated July 26, 2013 to assign any and all interest it had in the indication, patents and intellectual property related to treatment of Hodgkin’s Lymphoma, utility patent application number 61998397, entitled COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF HODGKIN’S LYMPHOMA pursuant to the terms of the Assignment Agreement. The Company issued 220,792,028 shares of restricted Company common stock to Imagic LLC in consideration for the assignment. Imagic LLC is owned and controlled by Ben Chang. The foregoing is only a brief description of the material terms of the Assignment, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the Assignment which is filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 8, 2014.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Promoters and Control Persons

Mr. Chang as the sole officer, a director and beneficial owner of 100% of the preferred stock would be considered a control person of the Company.

Director Independence

The Board has determined that neither of our directors is independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2016 were $61,175.

(2) Audit-Related Fees

There were no fees billed during the two years ended March 31, 2016 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2016 and March 31, 2015.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended March 31, 2016.

(5) Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2016. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.1.2	Certificate of Change filed Pursuant to NRS 78.209 filed on February 11, 2016 (21)
3.2	Bylaws(1)
3.3	Certificate of Designations of Series A Preferred Stock, dated July 18, 2013 (2)
10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated July 19, 2013 (2)
10.2	Memorandum of Understanding and Assignment Agreement dated July 18, 2013 (2)
10.3	Employment Agreement with Ben Chang dated September 6, 2013 (3)
10.4	2013 Stock Option/Stock Issuance Plan (3)
10.5	Waiver to Memorandum of Understanding and Asset Assignment Agreement dated January 17, 2014 (4)
10.6	Convertible Promissory Note with Asher Enterprises, Inc. dated March 11, 2014 (5)
10.7	Convertible Promissory Note with KBM Worldwide, Inc. dated April 8, 2014 in the amount of $53,000 (6)
10.8	Convertible Promissory Note with KBM Worldwide, Inc. dated May 21, 2014 in the amount of $42,500 (6)
10.9	Investment Agreement dated August 12, 2014 with Macallan Partners (7)
10.10	Registration Rights Agreement dated August 12, 2014 with Macallan Partners (7)
10.11	Convertible Promissory Note dated August 12, 2014 with JMJ Financial (7)
10.12	Securities Purchase Agreement dated August 14, 2014 with Toledo Advisors LLC (7)
10.13	First Convertible Promissory Note dated August 14, 2014 with Toledo Advisors (7)
10.14	Second Convertible Promissory Note dated August 14, 2014 with Toledo Advisors LLC (7)
10.15	Securities Purchase Agreement dated August 14, 2014 with LG Capital Funding, LLC (7)
10.16	First Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.17	Second Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.18	Convertible Promissory Note dated August 14, 2014 with Vista Capital Investments, LLC (7)
10.19	Master Convertible Promissory Note dated September 18, 2014 with Typenex Co-Investment LLC, LLC (8)
10.20	Securities Purchase Agreement dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.21	Convertible Promissory Note dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.22	Assignment Agreement dated October 6, 2014 (9)
10.23	2013 Plan Amendment dated October 6, 2014 (9)
10.22.1	Convertible Promissory Note dated November 6, 2014 with JSJ Investments, Inc. (10)
10.23.1	Convertible Promissory Note dated October 6, 3014 issued to KBM Worldwide, Inc. (11)
10.24	Convertible Promissory Note dated November 25, 2014 with KBM Worldwide, Inc. (12)
10.25	Convertible Promissory Note dated January 9, 2015 with KBM Worldwide, Inc. (13)
10.26	Convertible Promissory Note dated February 5, 2015 issued to KBM Worldwide, Inc. (14)
10.27	Securities Purchase Agreement dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)
10.28	Convertible Promissory Note dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)

10.29	Securities Purchase Agreement dated March 26, 2015 with Adar Bays, LLC (16)
10.30	Convertible Promissory Note dated March 26, 2015 with Adar Bays, LLC (16)
10.31	Back-End Convertible Promissory Note with Adar Bays, LLC (16)
10.32	Adar Bays, LLC Collateralized Secured Promissory Note dated March 26, 2015 (16)
10.33	2013 Plan Amendment No. 2 (17)
10.33.1	Securities Purchase Agreement with LG Capital Funding dated May 5, 2015 (18)
10.33.2	2013 Plan Amendment No. 3 (20)
10.34	Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.34.1	Secured Promissory Note in the principal amount of $900,000 dated May 31, 2016 (22)
10.35	Back-End Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.36	Collateralized Secured Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.37	Convertible Promissory Note with Vis Veres Group, Inc. dated May 6, 2015 (18)
10.38	Amended and Restated Investment Agreement dated June 10, 2015 with LG Capital Funding, LLC (19)
10.44	Securities Purchase Agreement dated June 8, 2016 with LG Capital Funding, LLC (23)
10.45	8% Convertible Redeemable Promissory Note dated June 8, 2016 with LG Capital Funding, LLC (23)
10.46	8% Convertible Redeemable Promissory Note dated June 8, 2016 with LG Capital Funding, LLC (23)
10.47	Collateralized Secured Promissory Note dated June 8, 2016 issued by LG Capital Funding, LLC (23)
10.48	Securities Purchase Agreement dated June 23, 2016 with LG Capital Funding, LLC (24)
10,49	8% Convertible Redeemable Promissory Note dated June 23, 2016 with LG Capital Funding, LLC (24)
10.50	8% Convertible Redeemable Promissory Note dated June 23, 2016 with LG Capital Funding, LLC (24)
10.51	Collateralized Secured Promissory Note dated June 23, 2016 issued by LG Capital Funding, LLC (24)
10.52	Confession of Judgement dated June 23, 2016 (24)
14.1	Code of Ethics*
21	List of Subsidiaries*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement Filed on Form S-1 filed with the SEC on April 25, 2011.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 24, 2013.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 12, 2013.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 17, 2014.
(5)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on July 15, 2014.
(6)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 19, 2014.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 25, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 8, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 14, 2014.
(11)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 19, 2014.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 2, 2014.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 15, 2015.
(14)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on February 23, 2015.
(15)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 16, 2015.
(16)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 3, 2015.
(17)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 8, 2015.
(18)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 12, 2015.
(19)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on June 11, 2015.
(20)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on December 21, 2015.
(21)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on February 11, 2016.
(22)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on June 13, 2016.
(23)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on June 15, 2016.
(24)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on June 29, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Pharmaceuticals, Inc. (Registrant)
Date: August __, 2016	/s/ Ben Chang
	By:	Ben Chang
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BEN CHANG	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	August __, 2016
Ben Chang
/s/ RICHARD SALVADOR Richard Salvador	Director	August __, 2016

Exhibit 21

List of Subsidiaries

None.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned, being a director or officer, or both, of Rich Pharmaceuticals, Inc., a Nevada corporation, (“registrant”) hereby constitutes and appoints Ben Chang, acting individually, as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2016 and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ben Chang	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	August 22, 2016
Ben Chang
/s/ Richard Salvador Richard Salvador	Director	August 22, 2016

