Form 10-Q
period 2016-06-30
Rich Pharmaceuticals, Inc.
filed 2016-08-22
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of common stock as of July 3, 2016 was 447,369,610.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited) as of June 30, 2016 and March 31, 2016	F – 1
Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2016 and 2015	F – 2
Condensed Statements of Cash Flows (Unaudited) for the three months ended June 30, 2016 and 2015	F – 3
Notes to Condensed Financial Statements (Unaudited)	F – 4 – F – 23

3

RICH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash and equivalents	$—	$—
Prepaid expenses	2,800	2,800
Total Current Assets	2,800	2,800

Property and equipment, net	3,300	3,731

TOTAL ASSETS	$6,100	$6,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$1,942	$2,948
Accounts payable	1,154,821	1,139,431
Accrued expenses	627,970	530,150
Due to related parties	39,138	76,913
Convertible notes payable, net of debt discount	371,641	201,879
Derivative liabilities	322,214	446,912
Total Current Liabilities	2,517,726	2,398,233

Long-term Liabilities
Convertible notes payable, net of debt discount	—	—
Derivative liabilities	—	—
Total Long-term Liabilities	—	—

Total Liabilities	2,517,726	2,398,233

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 447,369,610 and 216,364,262 shares issued and outstanding,	447,370	216,364
Additional paid-in capital	6,416,805	6,589,374
Accumulated deficit	(9,381,801)	(9,203,440)
Total Stockholders’ Deficit	(2,511,626)	(2,391,702)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,100	$6,531

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2016	Three months ended June 30, 2015

REVENUES	$—	$—

OPERATING EXPENSES
Consulting expenses	10,225	6,000
Office expenses	34,574	20,753
Depreciation expense	431	118
Wages and taxes	95,954	91,723
Professional fees	54,243	65,947
Regulatory fees	6,843	1,669
Research and development	—	7,000
Stock-based compensation	—	130,091
Travel, meals and entertainment	13,205	2,612

TOTAL OPERATING EXPENSES	215,475	325,913

LOSS FROM OPERATIONS	(215,475)	(325,913)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(46,573)	(165,629)
Change in value of derivative liability	116,771	48,413
Derivative expense	—	(191,844)
Interest expense	(33,009)	(12,696)
Interest expense – related party	(75)	(74)
	37,114	(321,830)

LOSS BEFORE PROVISION FOR INCOME TAXES	(178,361)	(647,743)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(178,361)	$(647,743)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	321,411,329	21,257,881

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended June 30, 2016	Three months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(178,361)	$(647,743)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	431	118
Amortization of debt discount	46,573	165,629
Change in value of derivative liability	(116,771)	(48,413)
Derivative expense	—	191,844
Interest converted into stock	3,449	—
Warrants issued for services	—	13,259
Stock-based compensation	—	130,091
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	—	2,743
Decrease in bank overdraft	(1,006)	—
Increase in accounts payable	15,390	5,303
Increase (decrease) in accrued expenses	97,820	45,524
Net Cash Used by Operating Activities	(132,475)	(141,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and interest received (repaid)	—	74
Loans received (repaid) from/to related parties	(37,775)	—
Proceeds from sale of common stock and warrants	—	29,462
Proceeds from issuance of convertible notes payable	170,250	96,307
Net Cash Provided by Financing Activities	132,475	125,843

Net Increase (Decrease) in Cash and Cash Equivalents	—	(15,802)

Cash and cash equivalents, beginning of period	—	15,892
Cash and cash equivalents, end of period	$—	$90

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Original issue discounts recorded on notes payable	$—	$11,531
Debt discounts recorded on convertible notes payable	$—	$—
Debt/interest converted into common stock	$50,510	$449,825

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2016 and March 31, 2016 the Company had $0 and $0, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a March 31 fiscal year end.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the U.S. Securities and Exchange Commission.

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

JUNE 30, 2016

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

The Company did not have any level 1 or level 3 financial instruments at June 30, 2016 or March 31, 2015. As of June 30, 2016, the derivative liabilities were considered a level 2 item; see Note 8.

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

JUNE 30, 2016

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
Computer equipment & furniture	$5,160	$5,160
Less: accumulated depreciation	(1,860)	(1,429)
Property and equipment, net	$3,300	$3,731

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $431 and $799 for the periods ended June 30, 2016 and March 31, 2016, respectively.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
Wages and taxes	$608,468	$514,713
Accrued interest	19,502	15,437
Total accrued expenses	$627,970	$530,150

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

Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended June 30, 2016 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest. There is a total due of $12,280 as of June 30, 2016. Interest accrued on the note as of June 30, 2016 was $442. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $22,200 in unsecured non-interest bearing loans from related parties and during the period ending June 30, 2016 received an additional $3,100, and has repaid $24,009 of these loans leaving a total due of $1,291 as of June 30, 2016.  These loans are deemed to be short-term and are payable at the discretion of the Company.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 30,002 shares of common stock at an exercise price of $2.00 per share. The CEO earned $68,749 and $275,000 for the periods ended June 30, 2016 and March 31, 2016 (respectively) as a result of this agreement, these amounts contribute to the $462,612 and $395,630 of officer compensation which is included in accrued expenses, as of June 30, 2016 and March 31, 2016.

NOTE 6 – STOCK DEPOSITS

The Company received deposits for future stock purchases during the year ended March 31, 2014 totaling $147,050. The Company signed subscription agreements with four investors on June 16, 2014 to grant 14,690 shares of common stock in exchange for the deposits. The remaining balance as of June 30, 2016 and March 31, 2016 is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

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

JUNE 30, 2016

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

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest charge and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. During the year ended March 31, 2015, the note holder converted $10,000 of principal into 181,819 shares of common stock leaving a remaining balance of $54,500. During the period ending March 31, 2016 the note holder converted $54,500 in principal and $8,240 in accrued interest into 1,879,597 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $25,200 of the principle into 700,000 common shares leaving a remaining balance of $29,800. During the period ending March 31, 2016 the note holder converted $29,800 in principal and $2,158 in accrued interest into 864,672 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,000 in principal and $1,320 in accrued interest into 780,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $55,000 in principal and $3,553 in accrued interest into 2,813,634 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder assessed a default fee of $3,510 to increase the balance of the note and also converted $46,510 in principal into 5,290,270 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears a one-time 12% interest charge and is due on December 16, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,333 in principal and $4000 in accrued interest into 5,047,167 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On January 9, 2015, the Company issued a convertible promissory note in the amount of $33,000. The note is due on October 13, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder assessed a default fee of $16,500 to increase the balance of the note and also converted $49,500 in principal and $1,320 in interest into 8,470,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,020 in principal into 12,393,030 shares of common stock, and incurred a default fee of $27,000 leaving a remaining balance of $47,980. Interest accrued on this note as of June 30, 2016 is $5,156. The Company is in default on the balance of this note.

On February 17, 2015, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $6,780. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $66,780 in principal and $3,148 in accrued interest into 8,854,031 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On February 25, 2015, the Company issued a convertible note payable in the amount of $27,778 including an original issue discount of $2,778. The note bears a one-time 12% interest charge and is due on February 25, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $27,778 in principal and $3,333 in accrued interest into 5,185,210 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and was originally due on December 9, 2015, with a revised due date of June 23, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $38,785 in principal and $5,135 in accrued interest into 57,733,852 shares of common stock. During the period ending June 30, 2016 the note holder converted $7,377 in principal and $422 in accrued interest into 46,484,586 shares of common stock leaving a remaining balance of $ 8,838. Accrued interest was $0 as of June 30, 2016.

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) days prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 15,924,728 shares of common stock leaving a remaining balance of $18,751. Accrued interest was $3,543 at of June 30, 2016. The Company is in default on the balance of this note.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 2, 2015, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. On March 2, 2015 the note holder converted $56,402 of the principle into 1,215,551 common shares leaving a remaining balance of $1,898. During the period ending March 31, 2016 the note holder converted $1,898 in principal and $20 in accrued interest into 53,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of June 30, 2016.

On May 5, 2015, the Company issued a convertible note payable in the amount of $68,900 including an original issue discount of $3,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. . During the period ending March 31, 2016 the note holder converted $8,461 in principal and $566 in accrued interest into 18,135,267 shares of common stock. During the period ending June 30, 2016 the note holder converted $7,939 in principal and $707 in accrued interest into 30,988,380 shares of common stock leaving a remaining balance of $52,500. Accrued interest was $4,860 as of June 30, 2016.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. The Company incurred a default fee of $5,250, leaving a balance of $15,750 as of June 30, 2016. Interest accrued on this note as of June 30, 2016 is $1,133. The Company is in default on the balance of this note.

On May 27, 2015, the Company issued a convertible note payable in the amount of $16,500. The note bears 8% interest rate and is due on May 28, 2016. The loan becomes convertible on May 27, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $16,500 in principal and $344 in accrued interest into 2,591,323 shares of common stock leaving a remaining balance of $0. Interest accrued as of June 30, 2016 is $0.

On August 28, 2015, the Company issued a convertible note payable in the amount of $15,000. The note bears 8% interest and is due on August 28, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending June 30, 2016 the note holder converted $15,000 in principal and $939 in accrued interest into 87,032,383 shares of common stock leaving a remaining balance of $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest and is due on June 4, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The loan balance as of June 30, 2016 is $19,000, and interest accrued as of June 30, 2016 is $1,249.

On December 29, 2015, the Company issued a convertible note payable in the amount of $57,378. The note bears 8% interest rate and was originally due on December 30, 2016, with a revised due date of June 23, 2017. The loan becomes convertible on December 29, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $59,934 in principal and $1,222 in accrued interest into 35,927,887 shares of common stock, and incurred a default penalty of $4,165, leaving a remaining balance of $1.609. Interest accrued as of June 30, 2016 is $18.

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of June 30, 2016 is $2,652.

On February 25, 2016, the Company issued a convertible note payable in the amount of $27,500. The note bears 8% interest rate and is due on February 25, 2017. The loan becomes convertible on February 25, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $5,315 in principal into 11,682,000 shares of common stock. During the period ending June 30, 2016 the note holder converted $16,745 in principal and $1,380 in interest into 66,500,000 shares of common stock leaving a remaining balance of $10,755. Interest accrued as of June 30, 2016 is $0. This loan has an unamortized original issue discount of $1,460 as of the end of the period.

On March 24, 2016, the Company issued a convertible note payable in the amount of $7,500. The note bears 8% interest rate and is due on March 24, 2017. The loan becomes convertible on March 24, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of June 30, 2016 is $161.

On May 25, 2016, the Company issued a convertible note payable in the amount of $30,000. The note bears 8% interest and is due on May 25, 2017. The loan becomes convertible 180 days after issuance or November 21, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of June 30, 2016 is $237.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On June 8, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $84,250. The note bears interest at the rate of 8% and must be repaid on or June 8, 2017. The note and any accrued interest may be converted into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. Interest accrued as of June 30, 2016 is $406.

On June 23, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. Interest accrued as of June 30, 2016 is $86.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the periods ending June 30, 2016 and March 31, 2016: $33,000 noted dated October 6, 2014; $55,000 note dated November 6, 2014; $43,000 note dated November 25, 2014; $33,000 note dated January 9, 2015; $54,000 note dated February 5, 2015; $66,780 note dated February 17, 2015;$58,300 note dated March 2, 2015; $55,000 note dated March 9, 2015; $29,680 note dated March 26, 2015; $68,900 note dated May 5, 2015; $10,500 note dated May 6, 2015; $16,500 note dated May 27, 2015; $15,000 note dated August 28, 2015; $19,000 note dated September 4, 2015; $55,000 note dated December 29, 2015; $60,500 note dated January 22, 2016; $27,500 note dated February 25, 2016; $7,500 note dated March 24, 2016; $30,000 note dated May 25, 2016; $84,250 note dated June 8, 2016; and a $56,000 note dated June 23, 2016.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended June 30, 2016, the Company recorded a total change in the fair market value of the derivative liabilities of $116,771.

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0004, exercise price of $0.00022 - $0.0003, dividend yield of zero, years to maturity of 0.10137 – .9808, a risk free rate of 0.26% - 0.45%, and annualized volatility of 352% - 452%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370, the May 5, 2015 loan which had an initial debt discount of $41,222, and the May 27, 2015 loan which had an initial debt discount of $15,000. Based on the valuations on the initial valuation dates for the period ending June 30, 2016, the Company recognized debt discounts related to the conversion features totaling $0 and a derivative expense of $0 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of June 30, 2016, unamortized debt discount, including original issue discounts totaled $41,792. The derivative liabilities totaled $322,214 as of June 30, 2016, of which $0 related to long-term debt.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

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

JUNE 30, 2016

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

Date	April 4, 2014	April 24, 2014	July 10, 2014	July 29, 2014	June 9, 2015	Dec 15,2015
Warrants	833	10,000	7,000	7,000	900,000	4,000,000
Stock price on grant date	$19.90	$25.20	$3.70	$3.70	$0.02	$0.01
Exercise price	$50.00	$35.00	$15.00	$15.00	$0.02	$0.01
Expected life	1 year	3 year	3 year	3 year	5 year	5 year
Volatility	113%	76%	119%	119%	98%	98%
Risk-free rate	0.12%	0.84%	0.96%	0.98%	1.74%	1.71%
Calculated value	$3,181	$104,416	$12,130	$12,102	$13,259	$29,612
Fair value allocation of proceeds	$2,822	$73,653	$8,637	$8,992	$13,259	$29,612

The following is a summary of the warrant activity for the period from April 1, 2013 to June 30, 2016:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2014	5,833	$50.00
Granted	24,833	$24.00
Exercised	-	-
Outstanding, March 31, 2015	30,666	$29.00
Granted	4,900,000	$0.012
Exercised	-	-
Outstanding, June 30, 2016	4,930,666	$0.192

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

JUNE 30, 2016

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

During the periods ended June 30, 2016, March 31, 2016 and 2015, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

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

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option, whichever can be more clearly determined.

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

JUNE 30, 2016

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2016	$2,197	9,766,311	$0.000225
April 4, 2016	$4,847	17,250,000	$0.000281
April 7, 2016	$1,750	9,722,222	$0.000180
April 14, 2016	$4,158	19,250,000	$0.000216
April 15, 2016	$1,318	9,766,222	$0.000135
April 26, 2016	$1,705	12,629,776	$0.000135
May 4, 2016	$2,067	9,718,025	$0.000213
May 31, 2016	$828	4,600,055	$0.000180
June 2, 2016	$9,120	30,000,000	$0.000304
June 2, 2016	$4,401	29,340,333	$0.000150
June 14, 2016	$5,847	29,235,900	$.0.000200
June 17,2016	$5,691	28,456,150	$0.000200
June 29, 2016	$6,580	21,270,355	$0.000309
June 30, 2016 Total	$50,509	231,005,349

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the option activity for the period April 1, 2013 through June 30, 2016:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2014	475,033	$0.01
Granted	197,500	$0.01
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	672,533	$0.01
Granted	3,900,003	$0.01
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2016	4,572,536	$0.01

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is approximately $2,800.

The inventor of the intellectual property which was assigned to Rich Pharmaceuticals, Inc. in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. As previously disclosed on January 4, 2016, the Litigation has been settled through a confidential mediation process supervised by the Federal Court and the Litigation has been dismissed with prejudice by the Federal Court. The Company incurred substantial fees in defending the litigation

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 11 – LIQUIDITY AND GOING CONCERN

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

NOTE 12 – SUBSEQUENT EVENTS

On June 25, 2016, the Company executed a Confession on Judgement in favor of LG Capital Funding, LLC regarding any event of default occurring under the convertible promissory notes issued by the Company and held by LG Funding, LLC.

On July 7, 2016, the Company issued a convertible note payable in the amount of $58,000. The note bears 8% interest and is due on July 7, 2017. The loan becomes convertible 180 days after issuance or January 3, 2017. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three Months Ended June 30, 2016

We generated no revenue for the three months ended June 30, 2016. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three months ended June 30, 2016 were $215,475 and $178,361, respectively, as compared with $325,913 and $647,743, respectively for the same period ended June 30, 2015. The operating expenses for the three months ended June 30, 2016 consisted mainly of professional fees ($54,243), wages and taxes ($95,954), and office expense ($34,574). The operating expenses for the three months ended June 30, 2015 consisted mainly of professional fees ($65,947), wages and taxes ($91,723), office expense ($20,753) and stock-based compensation ($130,091).

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $2,800; we had total current liabilities of $2,517,726; and we had a stockholders’ deficit of $2,511,626. Operating activities used $132,475 in cash for the three months ended June 30, 2016.

Our net loss of $178,361 for the three months ended June 30, 2016 primarily accounted for our negative operating cash flow. Financing activities during the three months ended June 30, 2016 generated $132,475 in cash.

As of June 30, 2016 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private debt or equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

An “Event of Default” has occurred under the terms of each of the Company’s previously disclosed convertible promissory notes issued to LG Capital Funding, LLC because the Company has not remained current in its timely filings of its Form 10K for the period ending March 31, 2016, and this Form 10Q, with the Securities and Exchange Commission. As of the date of this Form 10Q, LG Capital Funding, LLC has not provided the Company with any notice of default or exercised any of its rights under the convertible promissory notes with respect to these Events of Default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	August 22, 2016

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

