Form 10-Q
period 2016-12-31
Rich Pharmaceuticals, Inc.
filed 2017-02-13
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of common stock as of January 17, 2017 was 1,433,424,310.

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

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets (Unaudited) as of December 31, 2016 and March 31, 2016	F – 1
Condensed Statements of Operations (Unaudited) for the three and nine months ended December 31, 2016 and 2015	F – 2
Condensed Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2016 and 2015	F – 3
Condensed Notes to Financial Statements (Unaudited)	F – 4 – F – 21

3

 RICH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	December 31, 2016	March 31, 2016
ASSETS
Current Assets
Cash and equivalents	$—	$—
Prepaid expenses	—	2,800
Total Current Assets	—	2,800
Property and equipment, net	2,437	3,731
TOTAL ASSETS	$2,437	$6,531
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$405	$2,948
Accounts payable	366,564	1,139,431
Accrued expenses	896,614	530,150
Due to related parties	49,593	76,913
Note payable	900,000	—
Convertible notes payable, net of debt discount	376,302	201,879
Derivative liabilities	618,060	446,912
Total Current Liabilities	3,207,538	2,398,233

Long-term Liabilities
Convertible notes payable, net of debt discount	—	—
Derivative liabilities	—	—
Total Long-term Liabilities	—	—
Total Liabilities	3,207,538	2,398,233

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 1,307,401,310 and 216,364,262 shares issued and outstanding	1,307,401	216,364
Additional paid-in capital	5,670,271	6,589,374
Accumulated deficit	(10,188,773)	(9,203,440)
Total Stockholders’ Deficit	(3,205,101)	(2,391,702)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,437	$6,531

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Consulting expenses	10,325	4,300	26,400	10,300
Office expenses	24,612	30,361	94,658	76,255
Depreciation expense	431	206	1,293	443
Wages and taxes	95,955	100,326	287,911	283,119
Professional fees	57,525	105,339	145,926	197,623
Regulatory fees	(1,664)	1,510	7,865	18,759
Research and development	—	—	—	9,000
Stock-based compensation	—	35,348	—	227,740
Travel, meals and entertainment	21,632	21,205	43,035	35,797

TOTAL OPERATING EXPENSES	208,816	298,595	607,088	859,036

LOSS FROM OPERATIONS	(208,816)	(298,595)	(607,088)	(859,036)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(33,006)	(134,975)	(105,366)	(405,963)
Change in value of derivative liability	(84,508)	(399,810)	83,946	(169,624)
Derivative expense	(170,250)	(47,469)	(170,250)	(382,713)
Interest expense	(43,715)	(19,872)	(186,189)	(40,127)
Interest expense – related party	(155)	(2)	(385)	(226)
	(331,634)	(602,128)	(378,244)	(998,653)

LOSS BEFORE PROVISION FOR INCOME TAXES	(540,450)	(900,723)	(985,332)	(1,857,689)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(540,450)	$(900,723)	$(985,332)	$(1,857,689)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.00)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	838,312,685	46,854,700	611,216,176	63,288,358

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31, 2016	Nine months ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(985,332)	$(1,857,689)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,293	443
Amortization of debt discount	105,366	405,963
Change in value of derivative liability	(83,946)	169,624
Derivative expense	170,250	382,713
Interest converted into stock	9,584	—
Warrants issued for services	—	42,871
Stock-based compensation	—	198,128
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,800	7,578
Increase (decrease) in bank overdraft	(2,543)	—
Increase (decrease) in accounts payable	127,133	70,247
Increase in accrued expenses	366,464	237,110
Net Cash Used by Operating Activities	(288,931)	(343,012)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of assets	—	(1,054)
Net Cash Used by Investing Activities	—	(1,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	(27,319)	64,011
Proceeds from sale of common stock and warrants	—	62,415
Proceeds from issuance of convertible notes payable	316,250	205,171
Net Cash Provided by Financing Activities	288,931	331,597

Net Increase (Decrease) in Cash and Cash Equivalents	—	(12,469)

Cash and cash equivalents, beginning of period	—	15,892
Cash and cash equivalents, end of period	$—	$3,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock deposits reclassified as common stock/warrants	$—	$—
Accounts payable converted into note payable	$900,000	$—
Common stock issued for accrued expenses	$—	$—
Original issue discounts recorded on notes payable	$—	$10,400
Debt discounts recorded on convertible notes payable	$147,632	$396,402
Acquisition of intangibles for stock	$—	$—
Debt/interest converted into common stock and contributed capital	$109,144	$454,077

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2016 and March 31, 2016 the Company had $- and $-, respectively, of unrestricted cash.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

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

DECEMBER 31, 2016

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

The Company did not have any level 1 or level 3 financial instruments at December 31, 2016 or March 31, 2016. As of December 31, 2016, the derivative liabilities were considered a level 2 item; see Note 8.

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

DECEMBER 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Computer equipment & furniture	$5,160	$5,160
Less: accumulated depreciation	(2,723)	(1,429)
Property and equipment, net	$2,437	$3,731

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $1,293 and $799 for the periods ended December 31, 2016 and March 31, 2016, respectively.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Wages and taxes	$799,711	$514,713
Accrued interest	96,903	15,437
Total accrued expenses	$896,614	$530,150

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

Also during the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended December 31, 2016 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest. There is a total due of $12,280 as of December 31, 2016. Interest accrued on the note as of December 31, 2016 was $597. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $28,200 in unsecured non-interest bearing loans from related parties and during the period ending December 31, 2016 received an additional $20,730, and has repaid $36,300 of these loans leaving a total due of $12,630 as of December 31, 2016. These loans are deemed to be short-term and are payable at the discretion of the Company.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 30,002 shares of common stock at an exercise price of $2.00 per share. The CEO earned $206,250 and $275,000 for the periods ended December 31, 2016 and March 31, 2016 (respectively) as a result of this agreement, these amounts contribute to the $600,112 and $395,630 of officer compensation which is included in accrued expenses, as of December 31, 2016 and March 31, 2016.

NOTE 6 – NOTE PAYABLE

On May 31, 2016, the Company issued a secured promissory note in the amount of $900,000. The note is due on August 1, 2017 and bears interest at 10% per annum. The loan replaced an account payable to a legal professional to cover past due amounts and penalties for non-payment. The note is guaranteed personally by two shareholders and collateralized by assets of the company and guarantors. Accrued interest was $52,767 as of December 31, 2016.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

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

DECEMBER 31, 2016

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

DECEMBER 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,020 in principal into 12,393,030 shares of common stock, and incurred a default fee of $27,000 leaving a remaining balance of $47,980. Interest accrued on this note as of December 31, 2016 is $11,819. The Company is in default on the balance of this note.

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

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and was originally due on December 9, 2015, with a revised due date of June 23, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $38,785 in principal and $5,135 in accrued interest into 57,733,852 shares of common stock. During the period ending June 30, 2016 the note holder converted $7,377 in principal and $422 in accrued interest into 46,484,586 shares of common stock leaving a remaining balance of $ 8,838. Accrued interest was $357 as of December 31, 2016.

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) days prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 15,924,728 shares of common stock leaving a remaining balance of $18,751. Accrued interest was $5,496 as of December 31, 2016. The Company is in default on the balance of this note.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

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

On May 5, 2015, the Company issued a convertible note payable in the amount of $68,900 including an original issue discount of $3,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. . During the period ending March 31, 2016 the note holder converted $8,461 in principal and $566 in accrued interest into 18,135,267 shares of common stock. During the period ending December 31, 2016 the note holder converted $60,439 in principal and $6,839 in accrued interest into 891,020,080 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of December 31, 2016.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. The Company incurred a default fee of $5,250, leaving a balance of $15,750 as of December 31, 2016. Interest accrued on this note as of December 31, 2016 is $5,150. The Company is in default on the balance of this note.

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

DECEMBER 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest and is due on June 4, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The loan balance as of December 31, 2016 is $19,000, and interest accrued as of December 31, 2016 is $2,016.

On December 29, 2015, the Company issued a convertible note payable in the amount of $57,378. The note bears 8% interest rate and was originally due on December 30, 2016, with a revised due date of June 23, 2017. The loan becomes convertible on December 29, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $59,934 in principal and $1,222 in accrued interest into 35,927,887 shares of common stock, and incurred a default penalty of $4,165, leaving a remaining balance of $1,609. Interest accrued as of December 31, 2016 is $83. The Company is in default on the balance of this note.

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of December 31, 2016 is $5,702. The Company is in default on the balance of this note.

On February 25, 2016, the Company issued a convertible note payable in the amount of $27,500. The note bears 8% interest rate and is due on February 25, 2017. The loan becomes convertible on February 25, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date.. During the period ending December 31, 2016 the note holder converted $16,745 in principal and $1,380 in interest into 66,500,000 shares of common stock leaving a remaining balance of $10,755. Interest accrued as of December 31, 2016 is $434. This loan has an unamortized original issue discount of $212 as of the end of the period.

On March 24, 2016, the Company issued a convertible note payable in the amount of $7,500. The note bears 8% interest rate and is due on March 24, 2017. The loan becomes convertible on March 24, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of December 31, 2016 is $464.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On May 25, 2016, the Company issued a convertible note payable in the amount of $30,000. The note bears 8% interest and is due on May 25, 2017. The loan becomes convertible 180 days after issuance or November 21, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Interest accrued as of December 31, 2016 is $1,447.

On June 8, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $84,250. The note bears interest at the rate of 8% and must be repaid on or June 8, 2017. The note and any accrued interest may be converted into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. Interest accrued as of December 31, 2016 is $3,804.

On June 23, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. Interest accrued as of December 31, 2016 is $2,344.

On July 7, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $58,000. The note bears interest at the rate of 8% and must be repaid on or July 7, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. Interest accrued as of December 31, 2016 is $2,172.

On October 20, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $32,000. The note bears interest at the rate of 8% and must be repaid on or October 20, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. Interest accrued as of December 31, 2016 is $505.

On November 17, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. Interest accrued as of December 31, 2016 is $2,344.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the periods ending December 31, 2016 and March 31, 2016: $33,000 noted dated October 6, 2014; $55,000 note dated November 6, 2014; $43,000 note dated November 25, 2014; $33,000 note dated January 9, 2015; $54,000 note dated February 5, 2015; $66,780 note dated February 17, 2015;$58,300 note dated March 2, 2015; $55,000 note dated March 9, 2015; $29,680 note dated March 26, 2015; $68,900 note dated May 5, 2015; $10,500 note dated May 6, 2015; $16,500 note dated May 27, 2015; $15,000 note dated August 28, 2015; $19,000 note dated September 4, 2015; $55,000 note dated December 29, 2015; $60,500 note dated January 22, 2016; $27,500 note dated February 25, 2016; $7,500 note dated March 24, 2016; $30,000 note dated May 25, 2016; $84,250 note dated June 8, 2016; $56,000 note dated June 23, 2016.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended December 31, 2016, the Company recorded a total change in the fair market value of the derivative liabilities of $83,946.

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0001, exercise price of $0.00005 - $0.00058, dividend yield of zero, years to maturity of 0.090410 – .728770, a risk free rate of 0.51% - 0.62%, and annualized volatility of 331% - 529%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370, the May 5, 2015 loan which had an initial debt discount of $41,222, and the May 27, 2015 loan which had an initial debt discount of $15,000. Based on the valuations on the initial valuation dates for the period ending December 31, 2016, the Company recognized debt discounts related to the conversion features totaling $105,366 and a derivative expense of $170,250 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of December 31, 2016, unamortized debt discount, including original issue discounts totaled $130,631. The derivative liabilities totaled $618,060 as of December 31, 2016, of which $- related to long-term debt.

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

DECEMBER 31, 2016

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

Date	June 9, 2015	Dec 15,2015
Warrants	900,000	4,000,000
Stock price on grant date	$0.02	$0.01
Exercise price	$0.02	$0.01
Expected life	5 year	5 year
Volatility	98%	98%
Risk-free rate	1.74%	1.71%
Calculated value	$13,259	$29,612
Fair value allocation of proceeds	$13,259	$29,612

The following is a summary of the warrant activity for the period March 31, 2016 to December 31, 2016:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2016	4,930,666	$0.192
Granted		$ -
Exercised	-	-
Outstanding, December 31, 2016	4,930,666	$0.192

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

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

During the periods ended December 31, 2016 and March 31, 2016, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2016	$2,197	9,766,311	$0.000225
April 4, 2016	$4,847	17,250,000	$0.000281
April 7, 2016	$1,750	9,722,222	$0.000180
April 14, 2016	$4,158	19,250,000	$0.000216
April 15, 2016	$1,318	9,766,222	$0.000135
April 26, 2016	$1,705	12,629,776	$0.000135
May 4, 2016	$2,067	9,718,025	$0.000213
May 31, 2016	$ 828	4,600,055	$0.000180
June 2, 2016	$9,120	30,000,000	$0.000304
June 2, 2016	$4,401	29,340,333	$0.000150
June 14, 2016	$5,847	29,235,900	$0.000200
June 17,2016	$5,691	28,456,150	$0.000200
June 29, 2016	$6,580	21,270,355	$0.000309
August 23, 2016	$2,567	22,129,741	$0.000116
August 29, 2016	$2,570	22,156,120	$0.000116
September 6, 2016	$2,547	21,952,672	$0.000116
September 20, 2016	$2,443	25,267,655	$0.000097
September 26, 2016	$2,946	25,393,448	$0.000116
September 28, 2016	$2,947	25,403,448	$0.000116
September 30, 2016	$3,949	51,066,724	$0.000077
October 7, 2016	$3,381	58,291,551	$0.000058
October 14, 2016	$3,380	58,275,689	$0.000058
October 21, 2016	$3,385	58,355,689	$0.000058
October 26, 2016	$3,382	58,316,551	$0.000058
October 31, 2016	$5,037	86,837,068	$0.000058
November 7 , 2016	$5,015	86,472,931	$0.000058
November 22, 2016	$5,513	95,060,172	$0.000058
November 29, 2016	$5,515	95,092,931	$0.000058
December 6, 2016	$4,058	69,959,310	$0.000058
December 31, 2016 Total	$109,144	1,091,037,049

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

DECEMBER 31, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	April 6, 2015	June 9, 2015	December 15, 2015
Options	2,040,003	1,000,000	860,000
Stock price grant date	$0.08	$0.02	$0.01
Initial Exercise price	$0.08	$0.02	$0.01
Modified Exercise price	$0.01	$0.01	$0.01
Expected life	5.0	5.0	5.0
Volatility	99%	99%	84%
Risk-free rate	1.31%	1.74%	1.70%
Calculated value	$120,778	$14,838	$5,736
Modified value	$151,221	$16,347	$5,736

The following is a summary of the option activity for the period March 31, 2015 through December 31, 2016:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2015	672,533	$0.01
Granted	3,900,003	$0.01
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2016	4,572,536	$0.01

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

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

NOTE 12 – SUBSEQUENT EVENTS

On January 10, 2017, the Company converted $6,000 in principle and $301 in interest on a convertible note payable into 126,023,000 shares of common stock.

On January 5, 2017, the Company issued a Convertible Redeemable Promissory Note with possible funding up to the principal amount of $335,000. The first tranche of $80,000 to be received on January 5, 2017, with a subsequent tranche of $20,000 one week later, any additional tranches will be made at the time and in the amount that is the discretion of the investor. The note bears interest at the rate of 10% and must be repaid on or October 5, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon issuance, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three and Nine Months Ended December 31, 2016

We generated no revenue for the three and nine months ended December 31, 2016. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three and nine months ended December 31, 2016 were $540,450 and $985,332 respectively, as compared with $900,723 and $1,857,689 for the same period ended 2015. The operating expenses for the three months ended December 31, 2016 consisted mainly of professional fees ($57,525), wages and taxes ($95,955), and office expense ($24,612). The operating expenses for the nine months ended December 31, 2016 consisted mainly of professional fees ($145,926), wages and taxes ($287,911), and office expense ($94,658).

The operating expenses for the three months ended December 31,2015 consisted mainly of professional fees ($105,339), wages and taxes ($100,326), stockbased compensation ($35,348) and office expenses ($30,361) Operating expenses for the nine months ended December 31, 2015 consisted mainly of professional fees ($197.623), wages and taxes ($283,119), stockbased compensation ($227,740) and office expenses ($76,255).

The other income and expenses for the three months ended December 31, 2016 consisted mainly of derivative expenses ($170,250), change in value of derivative liability ($84,508), and interest expense ($43,715). The other income and expenses for the nine months ended December 31, 2016 consisted mainly of derivative expenses ($170,250), amortization of debt discount ($105,366), and interest expense ($186,189).

The other income and expenses for the three months ended December 31, 2015 consisted mainly of derivative expenses ($47,469), change in value of derivative liability ($399,810), and amortization of debt discount ($134,975). The other income and expenses for the nine months ended December 31, 2015 consisted mainly of derivative expenses ($382,713), amortization of debt discount ($405,963), and change in value of derivative liability ($169,624).

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $2,437; we had total current liabilities of $3,207,538; and we had a stockholders’ deficit of $3,205,101. Operating activities used $288,931 in cash for the nine months ended December 31, 2016.

Our net loss of $985,332 for the nine months ended December 31, 2016 primarily accounted for our negative operating cash flow. Financing activities during the nine months ended December 31, 2016 generated $288,931in cash.

As of December 31, 2016 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We intend to raise the required capital pursuant to private debt or equity financings in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conversion of our convertible notes into common stock has resulted in substantial dilution to our stockholders and is expected to continue to result in substantial dilution. We have issued convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. The note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. The Company has issued a significant number of shares of common stock as a result of the conversion of these convertible notes and expects to continue to issue a significant number of shares in the future. A significant portion of these additional share issuances resulted from the conversion of convertible notes. As shares of our common stock are issued due to the conversion of some or all of the convertible notes in the future, the ownership interests of existing stockholders will continue to be diluted and such dilution is expected to be significant.

Events of Default under our convertible notes and promissory notes could result in a judgment against the Company and a foreclosure on all of our assets. We have issued convertible notes and promissory notes which have remedies to the note holder which include a confession of judgment against us in the event of a default. The exercise of rights by the note holder for an event of default could result in a judgment against us and the foreclosure upon all of our assets which would have a material adverse effect on the Company and the price of its shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	February 13, 2017

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

