Form 10-K
period 2017-03-31
Rich Pharmaceuticals, Inc.
filed 2017-09-05
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $527,878.

As of July 10, 2017, there were 350,136,570 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

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

Clinical Studies in Acute Myelocytic Leukemia

Based on the known properties of RP-323, it was first administered in a pilot study in China, either alone or in combination with standard drugs, and caused temporary remission of AML in some patients’ refractory to standard therapy. Several patients recovered sufficiently with RP-323 treatment to return to their normal occupations, symptom-free. Interest in these findings led to a Phase 1 investigator-sponsored trial in 35 patients by a leading oncologist at a leading cancer hospital in New Jersey, the University of Medicine and Dentistry of New Jersey (UMDNJ). This study determined the maximum tolerated dose of RP-323 and described its relatively mild side effects. The results of this Phase 1 trial led to interest by the same investigator to initiate a Phase 2 study. The use of RP-323 in treatment of refractory AML is expected to qualify for a “fast track” designation at the United States Food and Drug Administration (FDA), and the Company expects to apply for “orphan drug” status. An “orphan drug” is a pharmaceutical agent that has been developed specifically to treat a rare medical condition, the condition itself being referred to as an orphan disease. The Company’s clinical plans are expected to result in completion of the required clinical studies in 2021 and provide a basis for market approval for the treatment of AML. The Company estimates the budget for reaching market approval for the treatment of AML to be $40 million. However, should the Company be able to obtain “orphan drug” status from the FDA, that timeline could be accelerated to 2019/2020 and budget reduced to $20 million. All plans are subject to the Company obtaining adequate financing, or partnering with a third party, to fund the cost of the studies. The Company cannot provide any assurances that it will be able to obtain such financing or partnering arrangement.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTC Markets under the symbol “RCHA”. The table below lists the high and low closing prices per share of our common stock for each quarter of the years ended March 31, 2017 and March 31, 2016, as quoted on the OTC Markets.

For The Year Ended March 31, 2017	High	Low
Fourth Quarter (January 1, 2017 to March 31, 2017)	.0003	.0001
Third Quarter (October 1, 2016 to December 31, 2016)	.0002	.0001
Second Quarter (July 1, 2016 to September 30, 2016)	.0005	.0002
First Quarter (April 1, 2016 to June 30, 2016)	.0013	.0003

For The Year Ended March 31, 2016	High	Low
Fourth Quarter (January 1, 2016 to March 31, 2016)	0.0013	0.003
Third Quarter (October 1, 2015 to December 31, 2015)	0.02	0.01
Second Quarter (July 1, 2015 to September 30, 2015)	0.03	0.01
First Quarter (April 1, 2015 to June 30, 2015)	0.01	0.005

Holders

As of July 17, 2017, there are approximately 34 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, and its phone number is 702-818-5898.

Reverse Stock Split

The Company completed a reverse stock split of the Company’s common stock at a ratio of 20 for 1 of each share issued and outstanding on the effective date of June 7, 2017 (the “Reverse Stock Split”). As of July 17, 2017, there were approximately 7,626,731,400 shares of Common Stock outstanding. As a result of the Reverse Stock Split, there were approximately 381,336,570 shares of Common Stock outstanding (subject to adjustment due to the effect of rounding fractional shares into whole shares). The Reverse Stock Split did not have any effect on the stated par value of the common stock.

Increase of Authorized Shares

On March 30, 2017, the Company amended its Articles of Incorporation (the “Amendment”) to increase total number of authorized shares of our Common Stock from four billion (4,000,000,000) shares to forty billion (40,000,000,000) shares. The Amendment was approved by the written consent of a majority of our outstanding voting stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 6, 2013, our Board of Directors adopted the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was subsequently amended to increase the number of shares reserved under the Plan to12,000,000. The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 6,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. A complete description of the Plan, as amended, is included as an exhibit to our Current Reports on Form 8-K filed with the SEC on June 4, 2013, October 6, 2014 and April 8, 2015.

On March 30, 2017, the Company’s Board of Directors approved the adoption of the Rich Pharmaceuticals, Inc. 2017 Stock Option/Stock Issuance Plan (the "2017 Plan”) and the reservation of 600,000,000 shares of Company common stock for issuance under the 2017 Plan. The 2017 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2017 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2017 Plan. The foregoing is only a brief description of the material terms of the 2017 Plan, and does not purport to be a complete description of the 2017 Plan, and such description is qualified in its entirety by reference to the 2017 Plan which is filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 4, 2017.

Equity Compensation Plan Information

The table below sets forth information as of March 31, 2016 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders—2013 Equity Incentive Plan	600,000.0001		0
Equity Compensation Plans Not Approved By Security Holders—2017 Equity Incentive Plan	29,000,000.002		1,000,000

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

Overview and Financial Condition

Results of Operations

Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016

We had no revenues during the periods ending March 31, 2017 and March 31, 2016. In July 2013, the Company entered the start-up phase of its operations.

Operating expenses for the year ending March 31, 2017 were $951,817 which consisted primarily of Wages and taxes of $362,626; Professional fees of $220,441; and stock based compensation of $48,016. Operating expenses for the year ending March 31, 2016 were $1,117,605, which consisted primarily of stock based compensation of $240,999, professional fees of $267,778, and wages and taxes of $383,937.

We had a net loss of $3,241,329 for the year ending March 31, 2017 compared to a net loss of $1,768,460 for the year ending March 31, 2016. The increase in the net loss was due to significantly increased expenses related to changes in derivative liabilities.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of convertible notes payable.

As of March 31, 2017, our Company had cash of $40,903, and total assets of $53,028 and current assets of $50,903. We had total liabilities of $5,378,847 and a working capital deficit of ($5,327,944) and Stockholders’ deficit totaled ($5,325,819) as of March 31, 2017.

Net cash used in operating activities was $553,394 for the year ended March 31, 2017, and was $495,099 for the period ending March 31, 2016. The net cash used by operating activities was related to decreased activities incurred in business operations over the previous period.

Net cash provided by financing activities was $604,297 for the year ended March 31, 2017, and was $482,948 for the period ended March 31, 2016. The net cash provided by financing activities was mainly attributable to proceeds from the sale of equity, warrants and convertible notes.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through March 31, 2017. We will be required to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense, the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended March 31, 2017, nor do we have any as of the date of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included beginning on page F-1 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Rich Pharmaceuticals, Inc.

Beverly Hills, California

We have audited the accompanying balance sheets of Rich Pharmaceuticals, Inc., as of March 31, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Pharmaceuticals, Inc., as of March 31, 2017 and 2016, and the results of its operations and cash flows for the years ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

September 1, 2017

RICH PHARMACEUTICALS, INC.

BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current Assets
Cash and equivalents	$40,903	$—
Prepaid expenses	—	2,800
Notes receivable	10,000	—
Total Current Assets	50,903	2,800
Property and equipment, net	2,125	3,731
TOTAL ASSETS	$53,028	$6,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$—	$2,948
Accounts payable	349,635	1,139,431
Accrued expenses	937,783	530,150
Due to related parties	49,395	76,913
Note payable	920,000	—
Convertible notes payable, net of debt discount $356,819 and $88,366 for March 31, 2017 and 2016	514,075	201,879
Derivative liabilities	2,607,959	446,912
Total Current Liabilities	5,378,847	2,398,233
Long-term Liabilities
Convertible notes payable, net of debt discount	—	—
Derivative liabilities	—	—
Total Long-term Liabilities	—	—
Total Liabilities	5,378,847	2,398,233

Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 101,446,215 and 10,818,213 shares issued and outstanding,	101,446	10,818
Additional paid-in capital	7,011,504	6,794,920
Accumulated deficit	(12,444,769)	(9,203,440)
Total Stockholders’ Deficit	(5,325,819)	(2,391,702)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,028	$6,531

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year ended March 31, 2017	Year ended March 31, 2016

REVENUES	$—	$—

OPERATING EXPENSES
Consulting expenses	45,554	16,000
Office expenses	123,619	110,600
Depreciation expense	1,606	799
Wages and taxes	362,626	383,937
Professional fees	220,411	267,778
Regulatory fees	19,018	29,356
Research and development	71,930	16,823
Stock-based compensation	48,016	240,999
Travel, meals and entertainment	59,037	51,313
TOTAL OPERATING EXPENSES	951,817	1,117,605
LOSS FROM OPERATIONS	(951,817)	(1.117.605)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(272,184)	(531,638)
Change in value of derivative liability	(1,112,538)	563,432
Derivative expense	(608,949)	(497,213)
Interest expense	(224,828)	(185,136)
Interest expense – related party	(536)	(300)
Loss on extinguishment of debt	(70,477)	—
TOTAL OTHER INCOME (EXPENSES)	(2,289,512)	(650,855)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,241,329)	(1,768,460)
PROVISION FOR INCOME TAXES		—
NET LOSS	$(3,241,329)	$(1,768,460)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.08)	$(0.47)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	41,403,529	3,801,064

 See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 31, 2015 TO MARCH 31, 2017

	Preferred Stock		Common Stock		Additional Paid-in	Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Accumulated	(Deficit)
Balance, March 31, 2015	6,000,000	$6,000	770,542	$771	$5,709,268	$(7,434,980)	$(1,718,941)
Stock options granted for services	—	—	—	—	141,349	—	141,349
Stock issued for cash	—	—	317,519	317	48,838	—	49,155
Warrants issued for services	—	—	—	—	42,871	—	42,871
Stock issued for debt conversion	—	—	9,730,152	9,730	592,644	—	602,374
Derivative liability closed to APIC	—	—	—	—	203,171	—	203,171
Stock option modification	—	—	—	—	56,779	—	56,779
Net loss for the year ended March 31, 2016	—	—	—	—	—	(1,768,460)	(1,768,460)
Balance, March 31, 2016	6,000,000	$6,000	10,818,213	$10,818	$6,794,920	$(9,203,440)	$(2,391,702)
Stock options granted for services	—	—	—	—	48,016	—	48,016
Warrants issued for services	—	—	—	—	45,466	—	45,466
Stock issued for debt conversion	—	—	90,628,002	90,628	60,314	—	150,942
Derivative liability closed to APIC	—	—	—	—	62,788	—	62,788
Net loss for the year ended March 31, 2017	—	—	—	—	—	(3,241,329)	(3,241,329)
Balance, March 31, 2017	6,000,000	$6,000	101,446,215	$101,446	$7,011,504	$(12,444,769)	$(5,325,819)

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2017	Year ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,241,329)	$(1,768,460)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,606	799
Amortization of debt discount	272,184	531,638
Change in value of derivative liability	1,112,538	(563,432)
Derivative expense	608,949	497,213
Loss on extinguishment of debt	70,477	—
Interest converted into stock	11,010	—
Warrants issued for services	45,466	—
Stock-based compensation	48,016	240,999
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,800	4,778
Increase (decrease) in bank overdraft	(2,948)	2,948
Increase in accounts payable	110,204	229,159
Increase in accrued expenses	407,633	329,259
Net Cash Used by Operating Activities	(553,394)	(495,099)

CASH FLOWS FROM INVESTING ACTIVITY:
Increase in notes receivable	(10,000)	—
Acquisition of assets	—	(3,741)
Net Cash Used by Investing Activities	(10,000)	(3,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	(27,518)	70,846
Proceeds from sale of common stock and warrants	—	49,155
Proceeds from issuance of note payable	20,000	—
Proceeds from issuance of convertible notes payable	611,815	362,947
Net Cash Provided by Financing Activities	604,297	482,948

Net Increase (Decrease) in Cash and Cash Equivalents	40,903	(15,892)

Cash and cash equivalents, beginning of period	—	15,892
Cash and cash equivalents, end of period	$40,903	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Accounts payable converted into note payable	$900,000	$—
Warrants issued for accrued expenses	$36,000	$—
Original issue discounts recorded on notes payable	$30,000	$12,900
Debt discounts recorded on convertible notes payable	$543,858	$498,544
Debt/interest converted into common stock and contributed capital	$389,100	$602,374

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

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

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 41,384 common shares, and 6,000,000 Series “A” Preferred shares. The common and preferred shares were valued at $123,973. The Company further agreed to use its best efforts to complete a financing resulting in proceeds of at least $2,000,000. If the Company was unable to raise $400,000 according to the terms of the Assignment Agreement, the patent reverts back to Imagic, LLC and its principals. On January 17, 2014, the right of reversion was terminated in exchange for a payment of $20,000.

On July 19, 2013, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. Pursuant to the Sale Agreement, the Company transferred all assets and business operations associated with our boiler business in exchange for assumption of all obligations associated with that business and cancellation of loans amounting to $28,818. The cancellation of debt was recorded as additional paid-in capital. In consequence to the Sale Agreement two former officers sold 265,646 common shares held by them to our new officer/director. In turn, our new officer/director agreed to cancel 250,128 of those shares he received and returned them to treasury for retirement. Certain other shareholders also agreed to cancel 131,261 common shares.

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

Effective June 7, 2017, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 20 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2017 and 2016 the Company had $40,903 and $-, respectively, of unrestricted cash.

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

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Company did not have any level 1 or level 3 financial instruments at March 31, 2017 or March 31, 2016. As of March 31, 2017, the derivative liabilities were considered a level 2 item; see Note 8.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 195,002 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2015, the Company granted 9,875 stock options to officers, directors, employees and consultants. During the period ended March 31, 2016, the Company granted 195,000 stock options to officers, directors, employees and consultants. During the period ended March 31, 2017, the Company granted 29,000,000 stock options to officers, directors, employees and consultants. The Company made the following modifications to the exercise prices of its options: January 12, 2015, the Company modified the exercise price on all outstanding stock options to $3.40; April 6, 2015, the Company modified the exercise price on all outstanding stock options to $1.60 per share; August 4, 2015, the Company modified the exercise price on all outstanding stock options to $0.20 per share.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Computer equipment & furniture	$5,160	$5,160
Less: accumulated depreciation	(3,035)	(1,429)
Property and equipment, net	$2,125	$3,731

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $1,606 and $799 for the periods ended March 31, 2017 and 2016, respectively.

NOTE 3 – INTANGIBLE ASSETS

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 41,384 common shares and 6,000,000 Series “A” Preferred Stock. These shares were valued at a total of $123,973. The Company has also paid additional funds to third parties to further the development of this asset and terminate the right of reversion totaling $45,000. The Company analyzed the assets at March 31, 2014 and determined that the value could not be supported and impaired the assets to $0.

On October 6, 2014, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Compositions and methods of use of Phorbol Esters for the treatment of Hodgkin’s Lymphoma”, and all related intellectual property, inventions and trade secrets, data and clinical study results. In consideration for the intellectual property the Company issued 110,396 common shares. These shares were valued at a total of $7,904,355; however, since the asset was acquired from a related party the Company valued the asset at the cost of the asset to the related party, $82,120, and treated the excess value as a deemed dividend reducing additional paid in capital. The Company analyzed the assets at March 31, 2015 and determined that the value could not be supported and impaired the assets to $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Wages and taxes	$829,231	$514,713
Accrued interest	108,552	15,437
Total accrued expenses	$937,783	$530,150

NOTE 5 – RELATED PARTY DEBT AND TRANSACTIONS

During the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended March 31, 2017 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest. There is a total due of $12,280 as of March 31, 2017. Interest accrued on the note as of March 31, 2017 and 2016 was $903 and $267, respectively. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $22,200 in unsecured non-interest bearing loans from related parties and during the period ending March 31, 2017 received an additional $14,450, and has repaid $36,300 of these loans leaving a total due of $350 as of March 31, 2017. These loans are deemed to be short-term and are payable at the discretion of the Company.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years, and has been extended for an additional two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 1,500 shares of common stock at an exercise price of $40.00 per share. The CEO earned $275,000 and $275,000 for the periods ended March 31, 2017 and 2016 (respectively) as a result of this agreement, these amounts contribute to the $645,945 and $395,630 of officer compensation which is included in accrued expenses, as of March 31, 2017 and 2016.

NOTE 6 – NOTE PAYABLE

On May 31, 2016, the Company issued a secured promissory note in the amount of $900,000. The note is due on August 1, 2017 and bears interest at 10% per annum. The loan replaced an account payable to a legal professional to cover past due amounts and penalties for non-payment. The note is guaranteed personally by two shareholders and collateralized by assets of the company and guarantors. Accrued interest was $74,959 as of March 31, 2017.

On February 21, 2017, the Company issued a non-secured promissory note in the amount of $20,000. The note is due on August 21, 2017 and bears interest at 8% per annum. The loan was in payment for professional fees related to an equity financing agreement dated February 21, 2017, thus no cash was received by the Company. Accrued interest was $167 as of March 31, 2017.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On August 13, 2014, the Company issued a convertible note payable in the amount of $61,111 including an original issue discount of $5,500. The note has a one-time 12% interest charge and is due on August 14, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $61,111 of principal and $6,266 of interest into 70,185 shares of common stock leaving a remaining balance of $0. During the year ended March 31, 2016, the note holder converted $1,067 of interest into 8,892 shares of common stock leaving a remaining balance of accrued interest of $0 as of March 31, 2016.

On September 18, 2014, the Company issued a convertible note payable in the amount of $64,500 including an original issue discount of $5,500. The note bears a one-time 12% interest charge and is due on September 18, 2015. The loan becomes convertible immediately upon the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. However, if the market price during the 20 day trading period (mentioned above) is below $0.03, then the conversion factor will be reduced to 55%. During the year ended March 31, 2015, the note holder converted $10,000 of principal into 9,091 shares of common stock leaving a remaining balance of $54,500. During the period ending March 31, 2016 the note holder converted $54,500 in principal and $8,240 in accrued interest into 93,980 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On September 23, 2014, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and is due on June 23, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2015, the note holder converted $25,200 of the principle into 35,000 common shares leaving a remaining balance of $29,800. During the period ending March 31, 2016 the note holder converted $29,800 in principal and $2,158 in accrued interest into 43,234 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On October 6, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on July 6, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,000 in principal and $1,320 in accrued interest into 39,000 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On November 6, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on May 6, 2015 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 52.5% multiplied by lowest daily market price, for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $55,000 in principal and $3,553 in accrued interest into 140,682 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On November 25, 2014, the Company issued a convertible promissory note in the amount of $43,000. The note is due on August 28, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder assessed a default fee of $3,510 to increase the balance of the note and also converted $46,510 in principal into 264,514 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On December 16, 2014, the Company issued a convertible note payable in the amount of $33,333 including an original issue discount of $3,333. The note bears a one-time 12% interest charge and is due on December 16, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,333 in principal and $4000 in accrued interest into 252,358 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On January 9, 2015, the Company issued a convertible promissory note in the amount of $33,000. The note is due on October 13, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder assessed a default fee of $16,500 to increase the balance of the note and also converted $49,500 in principal and $1,320 in interest into 423,500 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,020 in principal into 619,652 shares of common stock, and incurred a default fee of $27,000 leaving a remaining balance of $47,980. On February 22, 2017, this note was purchased for a renegotiated face value of $59,799, including accrued interest of $6,416 and incurring a loss on extinguisment of debt of $5,403. (details are provided under the note dated February 22, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On February 17, 2015, the Company issued a convertible note payable in the amount of $66,780 including an original issue discount of $6,780. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $66,780 in principal and $3,148 in accrued interest into 442,702 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On February 25, 2015, the Company issued a convertible note payable in the amount of $27,778 including an original issue discount of $2,778. The note bears a one-time 12% interest charge and is due on February 25, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $27,778 in principal and $3,333 in accrued interest into 259,261 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On March 9, 2015, the Company issued a convertible note payable in the amount of $55,000. The note bears 8% interest and was originally due on December 9, 2015, with a revised due date of June 23, 2017. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $38,785 in principal and $5,135 in accrued interest into 2,886,693 shares of common stock. During the period ending June 30, 2016 the note holder converted $7,377 in principal and $422 in accrued interest into 2,324,229 shares of common stock leaving a remaining balance of $ 8,838. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $8,838, (details are provided under the note dated February 22, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) days prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 796,236 shares of common stock leaving a remaining balance of $18,751. Accrued interest was $6,452 and $2,577 as of March 31, 2017 and 2016. The Company is in default on the balance of this note.

On March 2, 2015, the Company issued a convertible note payable in the amount of $58,300 including an original issue discount of $3,300. The note bears 8% interest and is due on August 14, 2015. The loan becomes convertible immediately at the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty-two (22) trading day period ending on the latest complete trading day prior to the conversion date. On March 2, 2015 the note holder converted $56,402 of the principle into 60,778 common shares leaving a remaining balance of $1,898. During the period ending March 31, 2016 the note holder converted $1,898 in principal and $20 in accrued interest into 2,650 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2016.

On May 5, 2015, the Company issued a convertible note payable in the amount of $68,900 including an original issue discount of $3,900. The note bears 8% interest and is due on May 5, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. . During the period ending March 31, 2016 the note holder converted $8,461 in principal and $566 in accrued interest into 906,763 shares of common stock. During the period ending March 31, 2017 the note holder converted $60,439 in principal and $6,839 in accrued interest into 44,551,004 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2017.

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. The Company incurred a default fee of $5,250, leaving a balance of $15,750 as of March 31, 2017. On February 22, 2017, this note was purchased for a renegotiated face value of $20,900, including accrued interest of $1,952 and incurring a loss on extinguishment of debt of $3,198. (details are provided under the note dated February 22, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On May 27, 2015, the Company issued a convertible note payable in the amount of $16,500. The note bears 8% interest rate and is due on May 28, 2016. The loan becomes convertible on May 27, 2015, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $16,500 in principal and $344 in accrued interest into 129,566 shares of common stock leaving a remaining balance of $0. Interest accrued as of March 31, 2016 is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On August 28, 2015, the Company issued a convertible note payable in the amount of $15,000. The note bears 8% interest and is due on August 28, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2017 the note holder converted $15,000 in principal and $939 in accrued interest into 4,351,619 shares of common stock leaving a remaining balance of $0. Accrued interest was $0 as of March 31, 2017.

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest and is due on June 4, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $20,280, incurring loss on extinguishment of debt of $1,280. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On December 29, 2015, the Company issued a convertible note payable in the amount of $57,378. The note bears 8% interest rate and was originally due on December 30, 2016, with a revised due date of June 23, 2017. The loan becomes convertible on December 29, 2015, the issue date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period prior to the conversion date. During the period ending March 31, 2016 the note holder converted $59,934 in principal and $1,222 in accrued interest into 1,796,394 shares of common stock, and incurred a default penalty of $4,165, leaving a remaining balance of $1,609. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $1,609. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period prior to the conversion date. Interest accrued as of March 31, 2017 is $7,194. The Company is in default on the balance of this note.

On February 25, 2016, the Company issued a convertible note payable in the amount of $27,500. The note bears 8% interest rate and is due on February 25, 2017. The loan becomes convertible on February 25, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date.. During the period ending March 31, 2017 the note holder converted $16,745 in principal and $1,380 in interest into 3,325,000 shares of common stock leaving a remaining balance of $10,755. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $10,755. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On March 24, 2016, the Company issued a convertible note payable in the amount of $7,500. The note bears 8% interest rate and is due on March 24, 2017. The loan becomes convertible on March 24, 2016, the issue date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the twelve (12) trading day period ending on the latest complete trading day prior to the conversion date. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $7,500. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On May 25, 2016, the Company issued a convertible note payable in the amount of $30,000. The note bears 8% interest and is due on May 25, 2017. The loan becomes convertible 180 days after issuance or November 21, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $38,107, including accrued interest of $1,782 and incurring a loss on extinguishment of debt of $6,325. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On June 8, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $84,250. The note bears interest at the rate of 8% and must be repaid on or before June 8, 2017. The note and any accrued interest may be converted into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $134,214, including accrued interest of $5,226 and incurring a loss on extinguishment of debt of $44,738. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On June 23, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2017 the accrued interest balance is $3,449.

On July 7, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $58,000. The note bears interest at the rate of 8% and must be repaid on or before July 7, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2017 the accrued interest balance is $3,277.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 20, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $32,000. The note bears interest at the rate of 8% and must be repaid on or before October 20, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2017 the accrued interest balance is $1,136.

On November 17, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2017 the accrued interest balance is $3,449.

On January 5, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $285,000. The note bears interest at the rate of 10%, contains a $30,000 OID, and must be repaid by October 5, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or January 5, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of March 31, 2017, the accrued interest is $6,637, and the OID balance is $20,001.

On February 20, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $243,313, which consolidated unpaid convertible notes dated March 9, 2015; September 4, 2015; December 29, 2015; February 25, 2016; March 24, 2016; May 25, 2016; June 8, 2016. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 20, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. During the period ended March 31, 2017 the lender converted $34,370 in principal and $1,124 in accrued interest into 29,775,000 shares of common stock, leaving a remaining balance of $208,943. As of March 31, 2017, the accrued interest is $890.

On February 21, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $15,000. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 21, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2017, the accrued interest is $125.

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $59,799, which refinances an unpaid convertible note dated February 5, 2015. The note bears interest at the rate of 10%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2017, the accrued interest is $606.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $20,900, which refinances an unpaid convertible note dated May 6, 2015. The note bears interest at the rate of 10%, and must be repaid by October 22, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2017, the accrued interest is $212.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the periods ending March 31, 2017 and March 31, 2016: $33,000 noted dated October 6, 2014; $55,000 note dated November 6, 2014; $43,000 note dated November 25, 2014; $33,000 note dated January 9, 2015; $54,000 note dated February 5, 2015; $66,780 note dated February 17, 2015;$58,300 note dated March 2, 2015; $55,000 note dated March 9, 2015; $29,680 note dated March 26, 2015; $68,900 note dated May 5, 2015; $10,500 note dated May 6, 2015; $16,500 note dated May 27, 2015; $15,000 note dated August 28, 2015; $19,000 note dated September 4, 2015; $55,000 note dated December 29, 2015; $60,500 note dated January 22, 2016; $27,500 note dated February 25, 2016; $7,500 note dated March 24, 2016; $30,000 note dated May 25, 2016; $84,250 note dated June 8, 2016; $56,000 note dated June 23, 2016; $58,000 note dated July 7, 2016; $285,000 note dated January 5, 2017; $243,313 note dated February 20, 2017; $15,000 note dated February 21, 2017; $59,799 note dated February 22, 2017; $20,900 note dated February 22, 2017.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended March 31, 2017, the Company recorded a total change in the fair market value of the derivative liabilities of $1,112,538.

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0001-$0.0002, exercise price of $0.00005 - $0.0006, dividend yield of zero, years to maturity of 0.060270 – .64660, a risk free rate of 0.53% - 0.91%, and annualized volatility of 0% - 841%. The above loans were all discounted in full with the exception of the March 2, 2015 loan which had a debt discount of $46,370, the May 5, 2015 loan which had an initial debt discount of $41,222, and the May 27, 2015 loan which had an initial debt discount of $15,000. Based on the valuations on the initial valuation dates for the period ending March 31, 2017, the Company recognized debt discounts related to the conversion features totaling $563,858 and a derivative expense of $852,262 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of March 31, 2017, unamortized debt discount, including original issue discounts totaled $356,819. The derivative liabilities totaled $2,607,959 as of March 31, 2017, of which $- related to long-term debt.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – EQUITY TRANSACTIONS

The Company has 2,000,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On July 18, 2013, the Company designated, from the 10,000,000 authorized shares of preferred stock, 6,000,000 shares of Series “A” Preferred Stock. The Series “A” Preferred Stock has voting rights of 100 votes per share and votes with common shares as a single class.

On July 18, 2013, the Company granted 6,000,000 Series “A” Preferred shares and 41,384 common shares for the intellectual property. The common and preferred shares were valued at a total of $123,973.

On July 19, 2013, our new officer/director agreed to cancel 250,128 common shares and returned them to treasury. Certain other shareholders also agreed to cancel 131,261 common shares.

On September 5, 2013, the Company increased the authorized common shares from 900,000 to 375,030,000. Correspondingly, the Company affirmed a forward split of 4.167 for 1 in which each shareholder was issued 4.167 common shares for each share held. All share and per share date included in these financial statements has been retrospectively adjusted to account for the stock split.

On October 29, 2013, the Company granted 125 units at $600.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $1,000.00 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On December 11, 2013, the Company granted 125 units at $600.00 per unit. Each unit consisted of 1 share of common stock and one common stock warrant with an exercise price of $1,000.00 and a one year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On June 9, 2015, the Company issued 45,000 units at $0.40 per unit. Each unit consisted of one common stock warrant with an exercise price of $0.40 and a five year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

On December 15, 2015, the Company issued 200,000 units at $0.20 per unit. Each unit consisted of one common stock warrant with an exercise price of $0.20 and a five year term. The value of the warrants was derived by using the Black-Scholes valuation model. A summary of the valuation inputs is below.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	June 9, 2015	Dec 15,2015	March 30, 2017
Warrants	45,000	200,000	9,200,000
Stock price on grant date	$0.40	$0.20	$0.002
Exercise price	$0.40	$0.20	$0.002
Expected life	5 year	5 year	5 year
Volatility	98%	98%	120%
Risk-free rate	1.74%	1.71%	1.96%
Calculated value	$13,259	$29,612	$15,278
Fair value allocation of proceeds	$13,259	$29,612	$45,466

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the warrant activity for the period March 31, 2016 to March 31, 2017:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2016	246,533	$3.84
Granted	9,200,000	$0.002
Exercised	-	-
Outstanding, March 31, 2017	9,446,533	$0.102

On April 22, 2015, the Company sold 5,019 shares of common stock for $5,405 in cash, which was paid directly to a vendor for accounts payable.

On June 25, 2015, the Company sold 77,123 shares of common stock for $10,797 in cash, of which $3,750 was paid directly to professionals in connection with the expenses of that sale, and $7,047 was retained by the Company.

On July 7, 2015, the Company sold 80,971 shares of common stock for $11,336 in cash, of which $3,750 was paid directly to a vendor for professional services.

On July 15, 2015, the Company sold 71,964 shares of common stock for $10,075 in cash.

On October 27, 2015, the Company sold 82,442 shares of common stock for $11,542 in cash.

On February 8, 2016, the Company approved a change in the authorized shares of common stock to 4,000,000,000 shares.

Effective February 11, 2016, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 100 of each share issued and outstanding on the effective date.

On May 9, 2017, the Company approved the reduction of the number of authorized $0.001 par value common stock from 40,000,000,000 common shares to 2,000,000,000 common shares. These financial statements reflect the change in authorized stock.

Effective June 7, 2017, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 20 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

During the year ended March 31, 2014, the Company granted 23,752 stock options to officers, directors, employees and consultants. During the year ended March 31, 2015, the Company granted 9,875 stock options to officers, directors, employees and consultants. During the period ended March 31, 2016, the Company granted 195,000 stock options to officers, directors, employees and consultants The options have been re-priced twice as follows: (1) Effective January 12, 2015, the Company approved the re-pricing of all 33,627 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $38.40 per share and $600.00 per share, to $3.40 per share which was the closing price of the Company’s common stock on January 9, 2015. All of the other terms of the options remained unchanged.

During the periods ended March 31, 2017 and March 31, 2016, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2015	$16,650	20,556	$0.81000
April 6, 2015	$10,000	10,482	$0.95400
April 8, 2015	$15,309	22,678	$0.67500
April 8, 2015	$20,001	22,727	$0.88000
April 9, 2015	$14,320	16,273	$0.88000
April 14, 2015	$10,000	11,848	$0.84400
April 16, 2015	$1,918	2,650	$0.72380
April 21, 2015	$10,000	12,987	$0.77000
April 29, 2015	$15,000	19,481	$0.77000
May 4, 2015	$5,083	6,573	$0.77320
May 12, 2015	$28,456	45,169	$0.63000
May 20, 2015	$20,199	47,382	$0.42620
May 20, 015	$17,240	39,182	$0.44000
May 27, 2015	$13,568	35,090	$0.38660
May 29, 2015	$15,000	44,118	$0.34000
June 11, 2015	$9,897	47,130	$0.21000
June 16, 2015	$14,100	58,750	$0.24000
June 16, 2015	$13,565	56,521	$0.24000
June 22, 2015	$7,415	61,792	$0.12000
June 22, 2015	$14,384	123,996	$0.11600
June 23, 2015	$7,752	64,600	$0.12000
September 16, 2015	$7,974	88,602	$0.09000
September 28, 2015	$10,000	83,333	$0.12000
September 29, 2015	$10,620	88,500	$0.12000
October 7, 2015	$2,250	18,750	$0.12000
October 7, 2015	$8,400	70,000	$0.12000
October 19, 2015	$9,720	81,000	$0.12000
November 2, 2015	$4,424	98,306	$0.04500
November 23, 2015	$10,000	83,333	$0.12000
November 30, 2015	$16,844	129,566	$0.13000
December 9, 2015	$1,746	38,800	$0.04500
December 17, 2015	$5,332	45,966	$0.11600
December 28, 2015	$1,341	29,810	$0.04500
December 28, 2015	$17,700	147,500	$0.12000
December 28, 2015	$14,305	119,208	$0.12000
December 28, 2015	$14,963	128,996	$0.11600
December 29, 2015	$8,395	69,958	$0.12000
December 29, 2015	$7,670	63,917	$0.12000
December 30, 2015	$6,651	147,812	$0.04500
January 1, 2016	$28,500	219,231	$0.13000
January 4, 2016	$19,339	161,161	$0.12000
January 5, 2016	$8,107	180,161	$0.04500
January 6, 2016	$16,070	133,917	$0.12000
January 6, 2016	$16,597	143,080	$0.11600
February 16 ,2016	$1,424	211,020	$0.00680
February 17, 2016	$12,800	422,164	$0.03040
February 23, 2016	$4,640	210,909	$0.02200
February 23, 2016	$3,086	210,044	$0.01460
February 24, 2016	$1,492	220,999	$0.00680
February 25, 2016	$3,000	131,949	$0.02280
February 25, 2016	$4,640	210,909	$0.02200
March 1, 2016	$1,313	291,723	$0.00440
March 2, 2016	$4,600	291,582	$0.01580
March 2, 2016	$1,650	129,321	$0.01280
March 2, 2016	$9,332	582,500	$0.01600
March 7, 2016	$2,799	327,315	$0.00860
March 11, 2016	$1,924	207,375	$0.00920
March 14, 2016	$2,245	356,289	$0.00640
March 15, 2016	$3,329	372,705	$0.00900
March 15, 2016	$5,210	572,500	$0.00920
March 22, 2016	$2,419	447,894	$0.00540
March 22, 2016	$2,367	360,023	$0.00660
March 22, 2016	$5,315	584,100	$0.00920
March 28, 2016	$1,986	447,939	$0.00440
March 31, 2016 Total	$602,376	9,730,152

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 1, 2016	$2,197	488,316	$ 0.00450
April 4, 2016	$4,847	862,500	$ 0.00562
April 7, 2016	$1,750	486,111	$ 0.00360
April 14, 2016	$4,158	962,500	$ 0.00432
April 15, 2016	$1,318	488,311	$ 0.00270
April 26, 2016	$1,705	631,489	$ 0.00270
May 4, 2016	$2,067	485,901	$ 0.00426
May 31, 2016	$ 828	230,003	$ 0.00360
June 2, 2016	$9,120	1,500,000	$ 0.00608
June 2, 2016	$4,401	1,467,017	$ 0.00300
June 14, 2016	$5,847	1,461,795	$ 0.00400
June 17,2016	$5,691	1,422,808	$ 0.00400
June 29, 2016	$6,580	1,063,518	$ 0.00618
August 23, 2016	$2,567	1,106,487	$ 0.00232
August 29, 2016	$2,570	1,107,806	$ 0.00232
September 6, 2016	$2,547	1,097,634	$ 0.00232
September 20, 2016	$2,443	1,263,383	$ 0.00194
September 26, 2016	$2,946	1,269,672	$ 0.00232
September 28, 2016	$2,947	1,270,172	$ 0.00232
September 30, 2016	$3,949	2,553,336	$ 0.00154
October 7, 2016	$3,381	2,914,578	$ 0.00116
October 14, 2016	$3,380	2,913,784	$ 0.00116
October 21, 2016	$3,385	2,917,784	$ 0.00116
October 26, 2016	$3,382	2,915,828	$ 0.00116
October 31, 2016	$5,037	4,341,852	$ 0.00116
November 7 , 2016	$5,015	4,323,647	$ 0.00116
November 22, 2016	$5,513	4,753,008	$ 0.00116
November 29, 2016	$5,515	4,754,647	$ 0.00116
December 6, 2016	$4,058	3,497,965	$ 0.00116
January 10, 2017	$6,301	6,301,150	$ 0.00100
February 22, 2017	$4,290	3,575,000	$ 0.00120
March 13, 2017	$4,080	3,400,000	$ 0.00120
March 21, 2017	$4,920	4,100,000	$ 0.00120
March 22, 2017	$5,160	4,300,000	$ 0.00120
March 24, 2017	$5,460	4,550,000	$ 0.00120
March 30, 2017	$5,645	4,800,000	$ 0.00118
March 31, 2017	$5,939	5,050,000	$ 0.00118
March 31, 2017 Total	$150,939	90,628,002

(2) Effective April 6, 2015, the Company approved the re-pricing of all 135,627 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $1.60 per share and $3.40 per share, to $1.60 per share which was the closing price of the Company’s common stock on April 6, 2015. All of the other terms of the options remained unchanged. (3) Effective August 4, 2015, the Company approved the re-pricing of all 185.627 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $1.60 per share and $0.40 per share, to $0.40 per share which was the closing price of the Company’s common stock on August 4, 2015. All of the other terms of the options remained unchanged. The Company revalued all existing options on January 12, 2015 and again on April 6, 2015, and again on August 4, 2015 using the Black-Scholes option pricing model using the initial terms of the options and the modified terms of the options. The difference in the valuations was recorded as additional expense. The re-pricing of the options resulted in the recognition of an additional $50,448 on January 9, 2015 and an additional $9,316 on April 6, 2015, and an additional $47,463 on August 4, 2015 in related stock based compensation expense for those periods.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	April 6, 2015	June 9, 2015	December 15, 2015	March 30, 2017
Options	102,000	50,000	43,000	29,000,000
Stock price grant date	$1.60	$0.40	$0.20	$0.002
Initial Exercise price	$1.60	$0.40	$0.20	$0.002
Modified Exercise price	$0.20	$0.20	$0.20	-
Expected life	5.0	5.0	5.0	5.0
Volatility	99%	99%	84%	120%
Risk-free rate	1.31%	1.74%	1.70%	1.93%
Calculated value	$120,778	$14,838	$5,736	$48,017
Modified value	$151,221	$16,347	$5,736	$48,017

The following is a summary of the option activity for the period March 31, 2016 through March 31, 2017:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2016	228,627	$0.20
Granted	29,000,000	$0.002
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2017	29,228,627	$0.004

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 12 – INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards of approximately $12,444,769 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Federal income tax benefit attributable to:
Current operations	$1,102,052	$601,276
Less: valuation allowance	(1,102,052)	(601,276)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$4,231,221	$3,129,170
Less: valuation allowance	(4,231,221)	(3,129,170)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,444,769 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

24

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 13 – SUBSEQUENT EVENTS

On April 4, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $71,457, which refinances an unpaid convertible note dated January 22, 2016. The note bears interest at the rate of 8%, and must be repaid by January 4, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion

On April 5, 2017, the Company converted $6,004 in principle and $229 in interest on a convertible note payable into 5,300,000 shares of common stock.

On April 10, 2017, the Company converted $6,363 in principle and $222 in interest on a convertible note payable into 5,600,000 shares of common stock.

On April 11, 2017, the Company converted $6,004 in principle and $43 in interest on a convertible note payable into 5,850,000 shares of common stock.

On April 18, 2017, the Company converted $7,000 in principle and $291 in interest on a convertible note payable into 6,200,000 shares of common stock.

On April 18, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $115,000. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $5000 to cover transaction costs, the note must be repaid by January 30, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion

On April 20, 2017, the Company converted $7,564 in principle and $80 in interest on a convertible note payable into 6,500,000 shares of common stock.

On April 21, 2017, the Company converted $16,426 in principle and $38 in interest on a convertible note payable into 14,000,000 shares of common stock.

On April 25, 2017, the Company converted $17,148 in principle and $139 in interest on a convertible note payable into 14,700,000 shares of common stock.

On April 26, 2017, the Company converted $25,000 in principle and $1,600 in interest on a convertible note payable into 26,600,000 shares of common stock.

On May 1, 2017, the Company converted $8,514 in principle and $186 in interest on a convertible note payable into 14,500,000 shares of common stock.

On May 9, 2017, the Company approved the reduction of the number of authorized $0.001 par value common stock from 40,000,000,000 common shares to 2,000,000,000 common shares.

On May 15, 2017 the Company loaned $5,300 to a related party with a promissory note due in 1 year and stipulating a 0% interest rate.

Effective June 7, 2017, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 20 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

On June 13, 2017, the Company converted $0 in principle and $1,200 in interest on a convertible note payable into 10,000,000 shares of common stock.

On June 16, 2017, the Company converted $1,158 in principle and $142 in interest on a convertible note payable into 11,000,000 shares of common stock.

On June 16, 2017, the Company converted $1,795 in principle and $135 in interest on a convertible note payable into 19,299,400 shares of common stock.

On June 20, 2017, the Company converted $1,276 in principle and $116 in interest on a convertible note payable into 11,600,000 shares of common stock.

F-26

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On June 21, 2017, the Company converted $2,150 in principle and $164 in interest on a convertible note payable into 23,139,900 shares of common stock.

On June 22, 2017, the Company converted $1,413 in principle and $57 in interest on a convertible note payable into 12,250,000 shares of common stock.

On June 22, 2017, the Company converted $1,590 in principle and $0 in interest on a convertible note payable into 13,250,000 shares of common stock.

On June 26, 2017, the Company converted $1,688 in principle and $112 in interest on a convertible note payable into 15,000,000 shares of common stock.

On June 29, 2017, the Company converted $1,897 in principle and $83 in interest on a convertible note payable into 16,500,000 shares of common stock.

On July 3, 2017, the Company converted $1,979 in principle and $109 in interest on a convertible note payable into 17,400,000 shares of common stock.

On July 7, 2017, the Company entered into a two year consulting agreement with a related party. The agreement stipulates payment for scientific, clinical and regulatory services to the related party of $180,000 per year ($15,000 per month) with the option of common stock payment in lieu of cash.

On July 11, 2017, Rich Pharmaceuticals, Inc. (the “Company”) entered into a Support and Collaboration Agreement (the “Collaboration Agreement”) with Mega Bridge, Inc., a Nevada corporation to be renamed “Hypgen”) (“Hypgen”), to support Hypgen’s development of treatments for Parkinson’s Disease. Under the terms of the agreement, the Company will provide data, raw materials and advisory support to Hypgen to assist Hypgen with their development of treatments for Parkinson’s Disease and the associated regulatory approval process. In exchange, Hypgen will pay the Company $100,000 and issue the Company 15,000,000 shares of Hypgen common stock. The Company plans to dividend five million of these shares to its shareholders at such time as the Company completes the necessary corporate and regulatory requirements regarding payment of a dividend.

On July 12, 2017, the Company converted $0 in principle and $2,088 in interest on a convertible note payable into 17,400,000 shares of common stock.

On July 13, 2017, the Company converted $1,344 in principle and $1,140 in interest on a convertible note payable into 13,800,000 shares of common stock.

On July 14, 2017, the Company converted $3,358 in principle and $16 in interest on a convertible note payable into 19,000,000 shares of common stock.

On July 3, 2017, the Company converted $3,314 in principle and $60 in interest on a convertible note payable into 19,000,000 shares of common stock.

On July 20, 2017, the Company converted $3,554 in principle and $28 in interest on a convertible note payable into 19,900,000 shares of common stock.

On July 24, 2017, the Company converted $6,217 in principle and $53 in interest on a convertible note payable into 20,900,000 shares of common stock.

F-27

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On July 25, 2017, the Company converted $6,022 in principle and $848 in interest on a convertible note payable into 22,900,000 shares of common stock.

On July 28, 2017, the Company converted $7,089 in principle and $111 in interest on a convertible note payable into 24,000,000 shares of common stock.

On August 2, 2017, the Company converted $7,035 in principle and $165 in interest on a convertible note payable into 24,000,000 shares of common stock.

On August 4, 2017, the Company converted $8,942 in principle and $58 in interest on a convertible note payable into 25,000,000 shares of common stock.

On August 8, 2017, the Company converted $11,022 in principle and $97 in interest on a convertible note payable into 26,475,000 shares of common stock.

On August 11, 2017, the Company converted $13,920 of a convertible note payable into 29,000,000 shares of common stock.

On August 16, 2017, the Company converted $12,810 of a convertible note payable into 30,500,000 shares of common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

F-28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

Management's Annual Report on Internal Controls Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name Age Position

Ben Chang - 52 President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Carol Salvador - 73 Director

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

Carol Salvador was appointed to the Board of Directors on March 30, 2017. Dr. Salvador brings to the Company management, business and scientific research experience and psychopharmacology expertise. Dr. Salvador created and manages a Clinical, Coaching and Organizational Consulting practice, Affiliates in Psychology and Education for over 30 years. During this period, she was also a principal in the organizational consulting firm of Cogent Resources. Dr. Salvador has consulted to small and medium sized businesses in the for profit and non-profit sectors. Most recently her business consulting has focused on family owned and managed companies. Prior to her career in Applied Psychology, she worked in Biochemistry research at Cornell Medical School and Pharmacology research at Burroughs Welcome which is now part of GSK. She has expertise and holds a certificate in psychopharmacology. Dr. Salvador received her Doctor of Psychology from Rutgers University in Applied Psychology and a B.S. in the Biological Sciences from New York University. In additional to her certification in Psychopharmacology, she completed a post- doctoral fellowship in Community Systems and a post-doctoral program in Organizational Development and Consultation at the William Alanson White Institute.

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended March 31, 2017, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

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

				Stock	Option	Non-equity	Change in Pension Value and Non-Qual. Deferred Compens.	All Other
		Salary	Bonus	Awards	Awards	Incentive	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	Comp. ($)	($)	($)	($)
Ben Chang	2017	$275,000			$8,302				$283,302
	2016	$			$37,064	—	—	—	$37,064

Chief Executive Officer/Chief Financial Officer/Director since July 18, 2013.

Employment Agreements

Effective September 6, 2013, the Company entered into an Employment Agreement with Mr. Chang, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provided for a term of two (2) years; annual base compensation of $275,000; and the issuance of 3,000,240 options to purchase shares of Company common stock. On July 13, 2017, the Company executed an extension to the Employment Agreement extending it until September 6, 2017, with all other terms and conditions remaining the same. The foregoing is only a brief description of the material terms of the Employment Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on September 12, 2013.

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

Option Exercises and Stock Vested

During the fiscal years ending March 31, 2017 and 2016, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

At March 31, 2017, Ben Chang had 28,000 options issued under the 2013 Plan, as amended, and 5,000,000 options issued under the 2017 Plan, and Carol Salvador had 3,500,000 options issued under the 2017 Plan.

Compensation of Directors

During the fiscal year ending March 31, 2017, our one independent director did not receive any compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 10, 2017, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the class of stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares of common stock outstanding totaling 350,136,570 and the number of shares of preferred stock outstanding totaling 6,000,000, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of July 10, 2017 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(2)		Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock(2)
Directors and Executive Officers
Ben Chang, Chairman and President	157,060	(3)	*	%	6,000,000	(4)	100%
Carol Salvador, Director	0	(5)	0
All directors and officers as a group (2 people)	157,060	(3)	*	%	6,000,000	(4)	100%
5% or Greater Stockholders	N/A
None

* Less than 1 percent.

(1) Unless otherwise noted, the address is c/o Rich Pharmaceuticals, Inc., 9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212.

(2) Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all options issued to the beneficial owners which are exercisable within 60 days of July 10, 2017) by 350,136,570 the total shares of common stock outstanding as of July 10, 2017 and 29,599,999 options exercisable within 60 days of July 10, 2017.

(3) Includes options to purchase up to 28,000 shares of common stock issued under the 2013 Plan and 5,000,000 shares of common stock issued under the 2017 Plan which are exercisable within 60 days after July 10, 2017. Also includes 137,566 shares of common stock held by Imagic, LLC which Mr. Chang is deemed to beneficially own.

(4) The Preferred Stock has 1000 to 1 voting rights over shares of common stock.

(5) Includes options to purchase up to 3,500,000 shares of common stock issued under the 2017 Plan which are exercisable within 60 days of July 10, 2017.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)       Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the fiscal year ended March 31, 2017 were $30,000.

(2)       Audit-Related Fees

There were no fees billed during the two years ended March 31, 2017 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)       Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2017 and March 31, 2016.

(4)       All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended March 31, 2017.

(5)       Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2017. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.1.2	Certificate of Change filed Pursuant to NRS 78.209 filed on February 11, 2016 (21)
3.2	Bylaws(1)
3.3	Certificate of Designations of Series A Preferred Stock, dated July 18, 2013 (2)
10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated July 19, 2013 (2)
10.2	Memorandum of Understanding and Assignment Agreement dated July 18, 2013 (2)
10.3	Employment Agreement with Ben Chang dated September 6, 2013 (3)
10.4	2013 Stock Option/Stock Issuance Plan (3)
10.5	Waiver to Memorandum of Understanding and Asset Assignment Agreement dated January 17, 2014 (4)
10.6	Convertible Promissory Note with Asher Enterprises, Inc. dated March 11, 2014 (5)
10.7	Convertible Promissory Note with KBM Worldwide, Inc. dated April 8, 2014 in the amount of $53,000 (6)
10.8	Convertible Promissory Note with KBM Worldwide, Inc. dated May 21, 2014 in the amount of $42,500 (6)
10.9	Investment Agreement dated August 12, 2014 with Macallan Partners (7)
10.10	Registration Rights Agreement dated August 12, 2014 with Macallan Partners (7)
10.11	Convertible Promissory Note dated August 12, 2014 with JMJ Financial (7)
10.12	Securities Purchase Agreement dated August 14, 2014 with Toledo Advisors LLC (7)
10.13	First Convertible Promissory Note dated August 14, 2014 with Toledo Advisors (7)
10.14	Second Convertible Promissory Note dated August 14, 2014 with Toledo Advisors LLC (7)
10.15	Securities Purchase Agreement dated August 14, 2014 with LG Capital Funding, LLC (7)
10.16	First Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.17	Second Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.18	Convertible Promissory Note dated August 14, 2014 with Vista Capital Investments, LLC (7)
10.19	Master Convertible Promissory Note dated September 18, 2014 with Typenex Co-Investment LLC, LLC (8)
10.20	Securities Purchase Agreement dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.21	Convertible Promissory Note dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.22	Assignment Agreement dated October 6, 2014 (9)
10.23	2013 Plan Amendment dated October 6, 2014 (9)
10.22.1	Convertible Promissory Note dated November 6, 2014 with JSJ Investments, Inc. (10)
10.23.1	Convertible Promissory Note dated October 6, 3014 issued to KBM Worldwide, Inc. (11)
10.24	Convertible Promissory Note dated November 25, 2014 with KBM Worldwide, Inc. (12)
10.25	Convertible Promissory Note dated January 9, 2015 with KBM Worldwide, Inc. (13)
10.26	Convertible Promissory Note dated February 5, 2015 issued to KBM Worldwide, Inc. (14)
10.27	Securities Purchase Agreement dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)
10.28	Convertible Promissory Note dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)

10.29	Securities Purchase Agreement dated March 26, 2015 with Adar Bays, LLC (16)
10.30	Convertible Promissory Note dated March 26, 2015 with Adar Bays, LLC (16)
10.31	Back-End Convertible Promissory Note with Adar Bays, LLC (16)
10.32	Adar Bays, LLC Collateralized Secured Promissory Note dated March 26, 2015 (16)
10.33	2013 Plan Amendment No. 2 (17)
10.33.1	Securities Purchase Agreement with LG Capital Funding dated May 5, 2015 (18)
10.33.2	2013 Plan Amendment No. 3 (20)
10.34	Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.34.1	Secured Promissory Note in the principal amount of $900,000 dated May 31, 2016 (22)
10.35	Back-End Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.36	Collateralized Secured Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.37	Convertible Promissory Note with Vis Veres Group, Inc. dated May 6, 2015 (18)
10.38	Amended and Restated Investment Agreement dated June 10, 2015 with LG Capital Funding, LLC (19)
10.44	Securities Purchase Agreement dated June 8, 2016 with LG Capital Funding, LLC (23)
10.45	8% Convertible Redeemable Promissory Note dated June 8, 2016 with LG Capital Funding, LLC (23)
10.46	8% Convertible Redeemable Promissory Note dated June 8, 2016 with LG Capital Funding, LLC (23)
10.47	Collateralized Secured Promissory Note dated June 8, 2016 issued by LG Capital Funding, LLC (23)
10.48	Securities Purchase Agreement dated June 23, 2016 with LG Capital Funding, LLC (24)
10.49	8% Convertible Redeemable Promissory Note dated June 23, 2016 with LG Capital Funding, LLC (24)
10.50	8% Convertible Redeemable Promissory Note dated June 23, 2016 with LG Capital Funding, LLC (24)
10.51	Collateralized Secured Promissory Note dated June 23, 2016 issued by LG Capital Funding, LLC (24)
10.52	Confession of Judgement dated June 23, 2016 (24)
10.53	Securities Purchase Agreement dated October 20, 2016 with LG Capital Funding, LLC(25)
10.54	8% Convertible Redeemable Promissory Note dated October 20, 2016 with LG Capital Funding, LLC(25)
10.55	Confession of Judgement dated October 20, 2016 (25)
10.56	Securities Purchase Agreement dated January 5, 2017 with GHS Investments, LLC (26)
10.57	Promissory Note dated January 5, 2017 in favor of GHS Investments, LLC (26)
10.58	Debt Purchase Agreement dated February 17, 2017 with GHS Investments, LLC (27)
10.59	Promissory Note in the amount of $563,027 dated February 17, 2017 in favor of GHS Investments, LLC (27)
10.60	Promissory Note in the amount of $20,899.89 dated February 22, 2017 with GHS Investments, LLC (27)
10.61	Promissory Note in the amount of $59,799.12 dated February 22, 2017 with GHS Investments, LLC (27)
10.62	Equity Financing Agreement dated February 22, 2017 with GHS Investments, LLC (27)
10.63	Registration Rights Agreement dated February 22, 2017 with GHS Investments, LLC (27)
10.64	Promissory Note in the amount of $20,000 dated February 22, 2017 with GHS Investments, LLC (27)
10.65	Promissory Note in the amount of $15,000 dated February 22, 2017 with GHS Investments, LLC (27)
10.66	Collaboration Agreement dated March 20, 2017 with I Tech Health Corp. (28)
10.67	2017 Stock Option/Stock Issuance Plan (29)
10.68	Securities Purchase Agreement dated April 18, 2017 with GHS Investments, LLC (30)
10.69	Promissory Note dated April 18, 2017 in favor of GHS Investments, LLC (30)
10.70	Support and Collaboration Agreement dated July 11, 2017 with Mega Bridge, Inc. (31)
14.1	Code of Ethics (5)
21	List of Subsidiaries*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer
101	The following materials from our Annual Report on Form 10-K for the year ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).*

(1)	Incorporated by reference to the Company’s Registration Statement Filed on Form S-1 filed with the SEC on April 25, 2011.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 24, 2013.

(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 12, 2013.

(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 17, 2014.

(5)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on July 15, 2014.

(6)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 19, 2014.

(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2014.

(8)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 25, 2014.

(9)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 8, 2014.

(10)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 14, 2014.

(11)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 19, 2014.

(12)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 2, 2014.

(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 15, 2015.

(14)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on February 23, 2015.

(15)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 16, 2015.

(16)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 3, 2015.

(17)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 8, 2015.

(18)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 12, 2015.

(19)	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on June 11, 2015.

(20)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 21, 2015.

(21)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 11, 2016.

(22)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 13, 2016.

(23)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 15, 2016.

(24)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 29, 2016.
(25)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 4, 2016.
(26)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 11, 2017.
(27)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 27, 2017.
(28)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 21, 2017.
(29)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 4, 2017.
(30)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 24, 2017.
(31)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 12, 2017.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Pharmaceuticals, Inc. (Registrant)
Date: September 1, 2017	/s/ Ben Chang
	By:	Ben Chang
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BEN CHANG	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	September 1, 2017
Ben Chang
/s/ CAROL SALVADOR Carol Salvador	Director	September 1, 2017

Exhibit 21

List of Subsidiaries

None.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned, being a director or officer, or both, of Rich Pharmaceuticals, Inc., a Nevada corporation, (“registrant”) hereby constitutes and appoints Ben Chang, acting individually, as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2017 and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ben Chang	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	September 1, 2017
Ben Chang
/s/ Carol Salvador Carol Salvador	Director	September 1, 2017

