Form 10-Q
period 2017-06-30
Rich Pharmaceuticals, Inc.
filed 2017-12-06
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of common stock as of December 4, 2017 was 955,027,821.

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

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3

RICH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)
ASSETS
Current Assets
Cash and equivalents	$3,698	$40,903
Prepaid expenses	—	—
Notes receivable	15,300	10,000
Total Current Assets	18,998	50,903
Property and equipment, net	1,851	2,125
TOTAL ASSETS	$20,849	$53,028
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$350,184	$296,635
Accounts payable - related party	197,450	53,000
Accrued expenses	1,077,101	937,783
Due to related parties	56,203	49,395
Note payable	920,000	920,000
Convertible notes payable, net of debt discount of $505,253 and $356,819	402,775	514,075
Derivative liabilities	4,526,179	2,607,959
Total Current Liabilities	7,529,892	5,378,847

Long-term Liabilities
Convertible notes payable, net of debt discount	—	—
Derivative liabilities	—	—
Total Long-term Liabilities	—	—

Total Liabilities	7,529,892	5,378,847
Commitments and Contingencies	0	0
Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 332,735,515 and 101,446,215 shares issued and outstanding,	332,735	101,446
Additional paid-in capital	6,898,875	7,011,504
Accumulated deficit	(14,746,653)	(12,444,769)
Total Stockholders’ Deficit	(7,509,043)	(5,325,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,849	$53,028

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2017	Three months ended June 30, 2016

REVENUES	$—	$—
OPERATING EXPENSES
Consulting expenses	4,625	10,225
Office expenses	66,402	34,574
Depreciation expense	274	431
Wages and taxes	137,789	95,954
Professional fees	64,757	54,243
Regulatory fees	34,309	6,843
Research and development	147,573	—
Stock-based compensation	—	—
Travel, meals and entertainment	15,746	13,205

TOTAL OPERATING EXPENSES	471,475	215,475

LOSS FROM OPERATIONS	(471,475)	(215,475)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(350,330)	(46,573)
Change in value of derivative liability	(1,396,990)	116,771
Derivative expense	(249,457)	—
Interest expense	(46,773)	(33,009)
Interest expense – related party	(153)	(75)
Gain (Loss) on extinguishment of debt	213,294	—
	(1,830,409)	37,114

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,301,884)	(178,361)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(2,301,884)	$(178,361)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	190,775,667	16,070,556

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended June 30, 2017	Three months ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,301,884)	$(178,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	274	431
Amortization of debt discount	350,330	46,573
Change in value of derivative liability	1,396,990	(116,771)
Derivative expense	249,457	—
Gain on extinguishment of debt	(213,294)	—
Warrants issued for services	—	—
Stock-based compensation	—	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	—
Increase (decrease) in bank overdraft	—	(1,006)
Increase in accounts payable	197,999	15,390
Increase in accrued expenses	139,318	97,820
Net Cash Used by Operating Activities	(175,969)	(132,475)

CASH FLOWS FROM INVESTING ACTIVITY:
Increase in notes receivable	(5,300)	—
Net Cash Used by Investing Activities	(5,300)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	6,810	(37,775)
Proceeds from sale of common stock and warrants	—	—
Proceeds from issuance of note payable	—	—
Proceeds from issuance of convertible notes payable	137,254	170,250
Net Cash Provided by Financing Activities	144,064	132,475

Net Increase (Decrease) in Cash and Cash Equivalents	(37,205)	—

Cash and cash equivalents, beginning of period	40,903	—
Cash and cash equivalents, end of period	$3,698	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Accounts payable converted into note payable	$—	$—
Warrants issued for accrued expenses	$—	$—
Original issue discounts recorded on notes payable	$10,000	$11,531
Debt discounts recorded on convertible notes payable	$498,764	$—
Debt/interest converted into common stock and contributed capital	$118,660	$449,825

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

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

On July 19, 2013, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officers and directors. Pursuant to the Sale Agreement, the Company transferred all assets and business operations associated with our boiler business in exchange for assumption of all obligations associated with that business and cancellation of loans amounting to $28,818. The cancellation of debt was recorded as additional paid-in capital. In consequence to the Sale Agreement two former officers sold 265,646 common shares held by them to our new officer/director. In turn, our new officer/director agreed to cancel 250,128 of those shares he received and returned them to treasury for retirement. Certain other shareholders also agreed to cancel 131,261 common shares.  (All shares stated at post-split amounts.)

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

JUNE 30, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2017 and March 31, 2017 the Company had $3,698 and $40,903, respectively, of unrestricted cash.

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a March 31 fiscal year end.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017,   as filed with the U.S. Securities and Exchange Commission.

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

JUNE 30, 2017

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

The Company did not have any level 1 or level 3 financial instruments at June 30, 2017 or March 31, 2017. As of June 30, 2017, the derivative liabilities were considered a level 2 item; see Note 8.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On September 6, 2013, the Company approved the adoption of Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the "2013 Plan”). The 2013 Plan is intended to aid in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants and our affiliates are eligible to participate under the 2013 Plan. A total of 195,002 common shares have been reserved for awards under the 2013 Plan. During the year ended March 31, 2015, the Company granted 9,875 stock options to officers, directors, employees and consultants. During the period ended March 31, 2016, the Company granted 195,000 stock options to officers, directors, employees and consultants. During the period ended March 31, 2017, the Company granted 29,000,000 stock options to officers, directors, employees and consultants. The Company made the following modifications to the exercise prices of its options: January 12, 2015, the Company modified the exercise price on all outstanding stock options to $3.40; April 6, 2015, the Company modified the exercise price on all outstanding stock options to $1.60 per share; August 4, 2015, the Company modified the exercise price on all outstanding stock options to $0.20 per share. (All shares are stated at post-split amounts).

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Total potential dilutive instruments are 6.8 billion common shares upon conversion of existing convertible debt instruments, 9,446,533 common stock warrants, and 29,195,000 common shares upon exercise of outstanding options. In periods of net losses the dilutive loss per share is the same as the basic loss per share because the effect of the dilutive shares in periods of loss is antidilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of March 31, 2017 and 2016:

	June 30, 2017	March 31, 2017
Computer equipment & furniture	$5,160	$5,160
Less: accumulated depreciation	(3,309)	(3,035)
Property and equipment, net	$1,851	$2,125

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $274 and $1,606 for the periods ended June 30, 2017 and March 31, 2017, respectively.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2017 and March 31, 2017:

	June 30, 2017	March 31, 2017
Wages and taxes	$933,874	$829,231
Accrued interest	143,227	108,552
Total accrued expenses	$1,077,101	$937,783

NOTE 5 – RELATED PARTY DEBT AND TRANSACTIONS

During the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended March 31, 2017 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest and has an original due date of January 8, 2016. There is a total due of $12,280 as of June 30, 2017 and March 31, 2017. Interest accrued on the note as of June 30, 2017 was $1,056. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $22,200 in unsecured non-interest bearing loans from related parties and during the period ending March 31, 2017 received an additional $14,450, and has repaid $36,300 of these loans leaving a total due of $350 as of June 30, 2017. These loans are deemed to be short-term and are payable at the discretion of the Company.

Periodically, related parties incur expenses for the Company and are expected to be repaid for those expenditures. As of June 30, 2017, the balance owed to related parties for these types of expenses is $42,515. These liabilities do not have stated interest rates or due dates, but are payable at the discretion of the Company.

The Company has a consulting agreement with a related party to provide research into new technologies as well as essential development of current products. The amounts owed to this related party for past work is a part of accounts payable and totals $197,450 and $53,000 for the periods ending June 30, 2017 and March 31, 2017, respectively.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years, and has been extended for an additional two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 1,500 shares of common stock at an exercise price of $40.00 per share. The CEO earned $68,750 and $275,000 for the three months ended June 30, 2017 and the twelve months ended March 31, 2017 (respectively) as a result of this agreement, these amounts contribute to the $691,778 and $645,945 of officer compensation which is included in accrued expenses, as of June 30, 2017 and March 31, 2017.

NOTE 6 – NOTE PAYABLE

On May 31, 2016, the Company issued a secured promissory note in the amount of $900,000. The note is due on August 1, 2017 and bears interest at 10% per annum. The loan replaced an account payable to a legal professional to cover past due amounts and penalties for non-payment. The note is guaranteed personally by two shareholders and collateralized by assets of the company and guarantors. Accrued interest was $100,397 as of June 30, 2017.

On February 21, 2017, the Company issued a non-secured promissory note in the amount of $20,000. The note is due on August 21, 2017 and bears interest at 8% per annum. The loan was in payment for professional fees related to an equity financing agreement dated February 21, 2017, thus no cash was received by the Company. Accrued interest was $565 as of June 30, 2017.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On February 5, 2015, the Company issued a convertible promissory note in the amount of $54,000. The note is due on November 9, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ending March 31, 2016 the note holder converted $33,020 in principal into 619,652 shares of common stock, and incurred a default fee of $27,000 leaving a remaining balance of $47,980. On February 22, 2017, this note was purchased for a renegotiated face value of $59,799, incurring additional financing fees of $11,819. (details are provided under the note dated February 22, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

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

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) days prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 796,236 shares of common stock leaving a remaining balance of $18,751. Accrued interest was $7,418 as of June 30, 2017. The Company is in default on the balance of this note.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On May 6, 2015, the Company issued a convertible note payable in the amount of $10,500. The note bears 8% interest and is due on February 8, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date. The Company incurred a default fee of $5,250, leaving a balance of $15,750 as of March 31, 2017. On February 22, 2017, this note was purchased for a renegotiated face value of $20,900, incurring additional financing fees of $5,150. (details are provided under the note dated February 22, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

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

On September 4, 2015, the Company issued a convertible note payable in the amount of $19,000. The note bears 8% interest and is due on June 4, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $20,280, incurring additional financing fees of $1,280. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

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

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period prior to the conversion date. On April 4, 2017, this note was purchased for a renegotiated face value of $71,457. (details are provided under the note dated April 4, 2017 below). As of June 30, 2017 the principal and accrued interest balance is $0.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

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

On May 25, 2016, the Company issued a convertible note payable in the amount of $30,000. The note bears 8% interest and is due on May 25, 2017. The loan becomes convertible 180 days after issuance or November 21, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the lowest trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $38,107, incurring additional financing fees of $8,107. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On June 8, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $84,250. The note bears interest at the rate of 8% and must be repaid on or before June 8, 2017. The note and any accrued interest may be converted into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. On February 20, 2017, this note was consolidated with other outstanding convertible notes and purchased for a renegotiated face value of $134,214, incurring additional financing fees of $49,964. (details are provided under the note dated February 20, 2017 below). As of March 31, 2017 the principal and accrued interest balance is $0.

On June 23, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of June 30, 2017 the accrued interest balance is $4,566.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On July 7, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $58,000. The note bears interest at the rate of 8% and must be repaid on or before July 7, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. During the period ended June 30, 2017, the lender converted $28,945 in principal and $1,902 in accrued interest into 69,039,300 common shares, leaving a remaining principal balance of $29,055. As of June 30, 2017 the accrued interest balance is $2,283.

On October 20, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $32,000. The note bears interest at the rate of 8% and must be repaid on or before October 20, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of June 30, 2017, the accrued interest balance is $1,774.

On November 17, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of June 30, 2017, the accrued interest balance is $4,566. The Company is in default on this note.

On January 5, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $335,000. The note bears interest at the rate of 10%, contains a $30,000 OID, and must be repaid by October 5, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or January 5, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of June 30, 2017, the accrued interest is $14,866, and the OID balance is $10,002.

On February 20, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $563,028 which is partially funded,   the current balance consolidates unpaid convertible notes dated March 9, 2015; September 4, 2015; December 29, 2015; February 25, 2016; March 24, 2016; May 25, 2016; June 8, 2016; June 23, 2016; July 7, 2016; October 20, 2016; November 17, 2016. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 20, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. During the period ended March 31, 2017 the lender converted $34,370 in principal and $1,124 in accrued interest into 29,775,000 shares of common stock. During the period ended June 30, 2017 the lender converted $84,877 in principal and $2,939 in accrued interest into 162,250,000 common shares, leaving a principal balance of $124,066. As of June 30, 2017, the accrued interest is $904.

On February 21, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $15,000. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 21, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of June 30, 2017, the accrued interest is $424.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 7 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $59,799, which refinances an unpaid convertible note dated February 5, 2015. The note bears interest at the rate of 10%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of June 30, 2017, the accrued interest is $2,097.

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $20,900, which refinances an unpaid convertible note dated May 6, 2015. The note bears interest at the rate of 10%, and must be repaid by October 22, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of June 30, 2017, the accrued interest is $733.

On April 4, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $71,457, which refinances an unpaid convertible note dated January 22, 2016. The note bears interest at the rate of 8%, and must be repaid by January 4, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of June 30, 2017, the accrued interest is $1,363.

On April 18, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $115,000. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $5000 to cover transaction costs, the note must be repaid by January 30, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of June 30, 2017, the accrued interest is $1,271, and the OID balance is $7,222.

NOTE 8 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the periods ending June 30, 2017 and March 31, 2017: $29,680 note dated March 26, 2015; $60,500 note dated January 22, 2016 $56,000 note dated June 23, 2016; $58,000 note dated July 7, 2016; $32,000 note dated October 20, 2016; $56,000 note dated November 17, 2016; $335,000 note dated January 5, 2017; $563,028 note dated February 20, 2017; $15,000 note dated February 21, 2017; $59,799 note dated February 22, 2017; $20,900 note dated February 22, 2017; $71,457 note dated April 4, 2017; $90,000 note dated April 18, 2017.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended June 30, 2017, the Company recorded a total change in the fair market value of the derivative liabilities of $1,396,990.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 8 – DERIVATIVE LIABILITIES (CONTINUED)

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0007-$0.004, exercise price of $0.0001 - $0.001, dividend yield of zero, years to maturity of 0.01918 – .5863, a risk free rate of 0.77% - 1.14%, and annualized volatility of 248% - 1087%. The above loans were all discounted in full. Based on the valuations on the initial valuation dates for the period ending June 30, 2017, the Company recognized debt discounts related to the conversion features totaling $350,330 and a derivative expense of $249,457 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of June 30, 2017, unamortized debt discount, including original issue discounts totaled $505,253. The derivative liabilities totaled $4,526,179 as of June 30, 2017, of which $- related to long-term debt.

NOTE 9 – EQUITY TRANSACTIONS

The Company has 2,000,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	March 30, 2017
Warrants	9,200,000
Stock price on grant date	$0.002
Exercise price	$0.002
Expected life	5 year
Volatility	120%
Risk-free rate	1.96%
Calculated value	$15,278
Fair value allocation of proceeds	$45,466

The following is a summary of the warrant activity for the period March 31, 2017 to June 30, 2017:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2017	9,446,533	$0.102
Granted	-	-
Exercised	-	-
Outstanding, June 30, 2017	9,446,533	$0.102

Effective June 7, 2017, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 20 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

During the period ended June 30, 2017, the Company issued common stock to satisfy convertible debt conversions at a price below par value as obligated by contract. During this period the company issued 779,232,358 common shares at a below par rate, incurring an adjustment to additional paid in capital of $502,027.

During the period ended March 31, 2017, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

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

During the period ended June 30, 2017, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 5, 2017	$6,233	5,300,000	$0.00118
April 10, 2017	$6,586	5,600,000	$0.00118
April 11, 2017	$6,880	5,850,000	$0.00118
April 18, 2017	$7,291	6,200,000	$0.00118
April 20, 2017	$7,644	6,500,000	$0.00118
April 21, 2017	$16,464	14,000,000	$0.00118
April 25, 2017	$17,287	14,700,000	$0.00118
April 26, 2017	$26,600	26,600,000	$0.00100
May 1, 2017	$8,700	14,500,000	$0.00060
June 13, 2017	$1,200	10,000,000	$0.00012
June 16, 2017	$1,930	19,299,400	$0.00010
June 16, 2017	$1,300	11,000,000	$0.00012
June 20, 2017	$1,392	11,600,000	$0.00012
June 21, 2017	$2,314	23,139,900	$0.00010
June 22, 2017	$1,590	13,250,000	$0.00012
June 22, 2017	$1,470	12,250,000	$0.00012
June 26, 2017	$1,800	15,000,000	$0.00012
June 29, 2017	$1,980	16,500,000	$0.00012
June 30, 2017 Total	$118,660	231,289,300

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 9 – EQUITY TRANSACTIONS (CONTINUED)

(2) Effective April 6, 2015, the Company approved the re-pricing of all 135,627 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $1.60 per share and $3.40 per share, to $1.60 per share which was the closing price of the Company’s common stock on April 6, 2015. All of the other terms of the options remained unchanged. (3) Effective August 4, 2015, the Company approved the re-pricing of all 185,627 previously granted options under the Company’s 2013 Equity Incentive Plan, which had exercise prices between $1.60 per share and $0.40 per share, to $0.40 per share which was the closing price of the Company’s common stock on August 4, 2015. All of the other terms of the options remained unchanged. The Company revalued all existing options on January 12, 2015 and again on April 6, 2015, and again on August 4, 2015 using the Black-Scholes option pricing model using the initial terms of the options and the modified terms of the options. The difference in the valuations was recorded as additional expense. The re-pricing of the options resulted in the recognition of an additional $50,448 on January 9, 2015 and an additional $9,316 on April 6, 2015, and an additional $47,463 on August 4, 2015 in related stock based compensation expense for those periods.

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	April 6, 2015	June 9, 2015	December 15, 2015	March 30, 2017
Options	102,000	50,000	43,000	29,000,000
Stock price grant date	$1.60	$0.40	$0.20	$0.002
Initial Exercise price	$1.60	$0.40	$0.20	$0.002
Modified Exercise price	$0.20	$0.20	$0.20	-
Expected life	5.0	5.0	5.0	5.0
Volatility	99%	99%	84%	120%
Risk-free rate	1.31%	1.74%	1.70%	1.93%
Calculated value	$120,778	$14,838	$5,736	$48,017
Modified value	$151,221	$16,347	$5,736	$48,017

The following is a summary of the option activity for the period March 31, 2017 through June 30, 2017:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2017	29,228,627	$0.004
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2017	29,228,627	$0.004

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

JUNE 30, 2017

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

On April 1, 2017, the Company entered into a tentative agreement with CannCodex to purchase their data base assets in return for issuing 78,000,000 shares of the Company’s common stock. However, this agreement was not finalized and subsequently the Company is not responsible for issuance of the stock. Unrelated to this agreement, the Company has issued short-term loans to CannCodex totaling $15,300 as of June 30, 2017.

NOTE 11 – LIQUIDITY AND GOING CONCERN

The Company has a working capital deficit, has not yet received revenues from sales of products or services, and has incurred losses since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern   for the twelve months following the date that these financial statements were issued. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

On July 11, 2017, Rich Pharmaceuticals  , Inc. (the “Company”) entered into a Support and Collaboration Agreement (the “Collaboration Agreement”) with Mega Bridge, Inc., a Nevada corporation to be renamed “Hypgen”) (“Hypgen”), to support Hypgen’s development of treatments for Parkinson’s Disease. Under the terms of the agreement, the Company will provide data, raw materials and advisory support to Hypgen to assist Hypgen with their development of treatments for Parkinson’s Disease and the associated regulatory approval process. In exchange, Hypgen will pay the Company $100,000 and issue the Company 15,000,000 shares of Hypgen common stock. The Company plans to dividend five million of these shares to its shareholders at such time as the Company completes the necessary corporate and regulatory requirements regarding payment of a dividend.

Relating to the quarters ended June 30, 2017 and September 30, 0217, an “Event of Default” has occurred under the terms of each of the Company’s previously disclosed convertible promissory notes issued to GHS Investments LLC because the Company has not remained current in its timely filings of its Form 10Q for the period ending June 30, 2017 and September 30, 2017 with the Securities and Exchange Commission.  These Events of Default have resulted in $65,958 of penalties which is being recognized during the quarter ended September 30, 2017.

Subsequent to the period ended June 30, 2017, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
July 3, 2017	$2,088	17,400,000	$0.00012
July 12, 2017	$2,088	17,400,000	$0.00012
July 13, 2017	$2,484	13,800,000	$0.00018
July 14, 2017	$3,374	19,000,000	$0.00018
July 18, 2017	$3,374	19,000,000	$0.00018
July 20, 2017	$3,582	19,900,000	$0.00018
July 24, 2017	$6,270	20,900,000	$0.0003
July 25, 2017	$6,870	22,900,000	$0.0003
July 28, 2017	$7,200	24,000,000	$0.0003
August 2, 2017	$7,200	24,000,000	$0.0003
August 4, 2017	$9,000	25,000,000	$0.00036
August 8, 2017	$11,119	26,475,000	$0.00042
August 11, 2017	$13,920	29,000,000	$0.00048
August 16, 2017	$12,810	30,500,000	$0.00042
August 22, 2017	$6,709	19,168,058	$0.00035
August 25, 2017	$11,200	32,000,000	$0.00035
August 31, 2017	$9,600	32,000,000	$0.0003
September 7, 2017	$9,900	36,000,000	$0.00028
September 15, 2017	$9,437	37,900,000	$0.00025
September 22, 2017	$9,910	39,800,000	$0.00025
September 28, 2017	$10,408	41,800,000	$0.00025
October 3, 2017	$10,931	43,900,000	$0.00025
October 5, 2017	$7,582	30,448,193	$0.00025
Subsequent Total	$177,056	622,291,251

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three Months Ended June 30, 2017

We generated no revenue for the three months ended June 30, 2017. We do not anticipate earnings revenues until we are able to sell or license our products.

Our operating expenses and net loss during the three months ended June 30, 2017 were $471,475 and $2,301,884, respectively, as compared with $215,475 and $178,361, respectively for the same period ended June 30, 2016. The operating expenses for the three months ended June 30, 2017 consisted mainly of professional fees ($64,757), wages and taxes ($137,789), and office expense ($66,402). The operating expenses for the three months ended June 30, 2016 consisted mainly of professional fees ($54,243), wages and taxes ($95,954), office expense ($34,574). We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $20,849 we had total current liabilities of $7,529,892; and we had a stockholders’ deficit of $7,509,043. Operating activities used $175,696 in cash for the three months ended June 30, 2017.

Our net loss of $2,301,884 for the three months ended June 30, 2017 primarily accounted for our negative operating cash flow. Financing activities during the three months ended June 30, 2017 generated $144,064 in cash.

As of June 30, 2017 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We plan to raise the required capital pursuant to a private debt or equity financing in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, and subject to our ability to obtain additional funding, we plan to implement the following changes during our fiscal year ending March 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

The issuance of Preferred Stock to our Chief Executive Officer provides him with voting control which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Our Chief Executive Officer has 6,000,000 shares of Preferred Stock which provide him with 1000 to 1 voting rights over shares of common stock. This ownership provides him with voting control over matters which require shareholder approval. This concentration of voting power could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

An “Event of Default” has occurred under the terms of each of the Company’s previously disclosed convertible promissory notes issued to GHS Investments LLC because the Company has not remained current in its timely filings of its Form 10Q for the period ending June 30, 2017 and September 30, 2017 with the Securities and Exchange Commission. These Events of Default have resulted in the increase of principal of $65,957.91.

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

Rich Pharmaceuticals, Inc.

Date:	December 6, 2017

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

