Form 10-Q
period 2017-09-30
Rich Pharmaceuticals, Inc.
filed 2017-12-29
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of common stock as of December 29, 2017 was 955,027,821.

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Rich Pharmaceuticals Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs. You should not place undue reliance on these forward-looking statements.

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

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3

RICH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017 (Unaudited)	March 31, 2017 (Audited)
ASSETS
Current Assets
Cash and equivalents	$24,974	$40,903
Notes receivable	15,300	10,000
Total Current Assets	40,274	50,903

Property and equipment, net	1,538	2,125
Securities available for sale	15,000	—
TOTAL ASSETS	$56,812	$53,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$312,134	$296,635
Accounts payable – related party	286,700	53,000
Accrued expenses	1,188,520	937,783
Due to related parties	54,001	49,395
Note payable	920,000	920,000
Convertible notes payable, net of debt discount of $174,572 and $356,819	688,984	514,075
Derivative liabilities	1,912,905	2,607,959
Total Current Liabilities	5,363,244	5,378,847

Long-term Liabilities
Convertible notes payable, net of debt discount	—	—
Derivative liabilities	—	—
Total Long-term Liabilities	—	—

Total Liabilities	5,363,244	5,378,847
Commitments and Contingencies	—	—
Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 880,678,573 and 101,446,215 shares issued and outstanding,	880,678	101,446
Common stock to be issued	100,000	—
Additional paid-in capital	6,657,296	7,011,504
Accumulated deficit	(12,950,406)	(12,444,769)
Total Stockholders’ Deficit	(5,306,432)	(5,325,819)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$56,812	$53,028

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016

REVENUES	$115,000	$—	$115,000	$—

OPERATING EXPENSES
Consulting expenses	95,375	5,850	100,000	16,075
Office expenses	31,828	35,472	98,231	70,046
Depreciation expense	313	431	586	862
Wages and taxes	139,963	96,001	277,752	191,956
Professional fees	39,942	34,158	104,699	88,401
Regulatory fees	4,182	2,686	38,491	9,529
Research and development	833	—	148,406	—
Stock-based compensation	—	—	—	—
Travel, meals and entertainment	19,027	8,197	34,773	21,403

TOTAL OPERATING EXPENSES	331,463	182,795	802,938	398,272

LOSS FROM OPERATIONS	(216,463)	(182,795)	(687,938)	(398,272)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(330,681)	(25,786)	(681,011)	(72,360)
Change in value of derivative liability	2,465,455	51,683	1,068,465	168,454
Derivative expense	—	—	(249,457)	—
Interest expense	(121,909)	(109,466)	(168,682)	(142,475)
Interest expense – related party	(155)	(155)	(308)	(230)
Gain (Loss) on extinguishment of debt	—	—	213,294	—
	2,012,710	(83,724)	182,301	(46,611)

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	1,796,247	(266,519)	(505,637)	(444,883)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME/(LOSS)	$1,796,247	$(266,519)	$(505,637)	$(444,883)

NET INCOME/(LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	602,711,661	23,050,307	397,523,663	19,935,954

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended September 30, 2017	Six months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(505,637)	$(444,883)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	586	863
Amortization of debt discount	681,011	72,360
Change in value of derivative liability	(1,068,465)	(168,454)
Derivative expense	249,457	—
Gain on extinguishment of debt	(213,294)	—
Warrants issued for services	—	—
Stock-based compensation	—	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	2,800
Increase (decrease) in bank overdraft	—	(800)
Increase in accounts payable	249,199	111,299
Increase in accrued expenses	313,250	236,377
Net Cash Used by Operating Activities	(293,893)	(190,438)

CASH FLOWS FROM INVESTING ACTIVITY:
Increase in notes receivable	(5,300)	—
Increase in stock held for investment	(15,000)
Net Cash Used by Investing Activities	(20,300)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	4,606	(37,812)
Proceeds from sale of common stock and warrants	100,000	—
Proceeds from issuance of note payable	—	—
Proceeds from issuance of convertible notes payable	193,658	228,250
Net Cash Provided by Financing Activities	298,264	190,438

Net Increase (Decrease) in Cash and Cash Equivalents	(15,929)	—

Cash and cash equivalents, beginning of period	40,903	—
Cash and cash equivalents, end of period	$24,974	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Accounts payable converted into note payable	$—	$900,000
Warrants issued for accrued expenses	$—	$—
Original issue discounts recorded on notes payable	$10,000	$—
Debt discounts recorded on convertible notes payable	$498,764	$—
Debt/interest converted into common stock and contributed capital	$277,208	$70,478

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2017 and March 31, 2017 the Company had $24,974 and $40,903, respectively, of unrestricted cash.

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

SEPTEMBER 30, 2017

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

The Company did not have any level 3 financial instruments at September 30, 2017 or March 31, 2017. As of September 30, 2017, the securities available for sale were considered a level 1 item (see note 3); the derivative liabilities were considered a level 2 item (see Note 9).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company has made all adjustments necessary for a fair presentation of the interim financial information and all such adjustments are normal and recurring in nature, as required under ASC Topic 270.

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

SEPTEMBER 30, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Total potentially dilutive instruments are: 9,446,533 common share warrants, and 29,195,000 common shares upon exercise of outstanding options. In periods of net losses the dilutive loss per share is the same as the basic loss per share because the effect of the dilutive shares in periods of loss is antidilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Computer equipment & furniture	$5,160	$5,160
Less: accumulated depreciation	(3,622)	(3,035)
Property and equipment, net	$1,538	$2,125

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $586 and $1,606 for the periods ended September 30, 2017 and March 31, 2017, respectively.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The Company received 15,000,000 common stock shares of an entity that is majority owned by a non-majority stockholder of the Company designating the two entities as under common control. This transaction is partial payment for access to the Company’s intellectual property. This holding represents about 11% of the ownership of the invested company. The Company classifies its equity securities held as available for sale, and as such, they are carried at fair value. Changes in fair value of available for sale securities will be reported as a component of other comprehensive income and evaluated at the end of each quarter. The shares currently do not have a firm quoted trading price and thus they are carried at their par value until such time as the shares have established a trading price in the market. It should be noted that recording this transaction at par value of the securities is the same treatment recorded by the issuing company due to the lack of active market and lack of transferability of the shares.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 4 – INTANGIBLE ASSETS

On July 18, 2013, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Phorbol esters as anti-neoplastic and white blood cell elevating agents” and all related intellectual property associated with the patent. In consideration for the intellectual property the Company issued 41,384 common shares and 6,000,000 Series “A” Preferred Stock. These shares were valued at a total of $123,973. The Company has also paid additional funds to third parties to further the development of this asset and terminate the right of reversion totaling $45,000. The Company analyzed the assets at March 31, 2014 and determined that the value could not be supported and impaired the assets to $0. This asset was made accessible to a related party as part of a support and collaboration agreement dated July 11, 2017, in exchange for payment including 15,000,000 shares of the related parties common stock and cash of $100,000. This agreement does not diminish the Company’s ability to use or benefit from this asset. See note 3.

On October 6, 2014, the Company entered into an Asset Assignment Agreement (the “Assignment Agreement”) with Imagic, LLC and its principals to acquire certain assets including a US Patent entitled “Compositions and methods of use of Phorbol Esters for the treatment of Hodgkin’s Lymphoma”, and all related intellectual property, inventions and trade secrets, data and clinical study results. In consideration for the intellectual property the Company issued 110,396 common shares. These shares were valued at a total of $7,904,355; however, since the asset was acquired from a related party the Company valued the asset at the cost of the asset to the related party, $82,120, and treated the excess value as a deemed dividend reducing additional paid in capital. The Company analyzed the assets at March 31, 2015 and determined that the value could not be supported and impaired the assets to $0. This asset was made accessible to a related party as part of a support and collaboration agreement dated July 11, 2017, in exchange for payment including 15,000,000 shares of the related parties common stock and cash of $100,000. This agreement does not diminish the Company’s ability to use or benefit from this asset. See note 3.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Wages and taxes	$1,012,457	$829,231
Accrued interest	176,063	108,552
Total accrued expenses	$1,188,520	$937,783

NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS

During the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended March 31, 2017 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest and has an original due date of January 8, 2016. There is a total due of $12,280 as of September 30, 2017 and March 31, 2017. Interest accrued on the note as of September 30, 2017 was $1,211. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $22,200 in unsecured non-interest bearing loans from related parties and during the period ending March 31, 2017 received an additional $14,450, and has repaid $36,300 of these loans leaving a total due of $350 as of September 30, 2017. These loans are deemed to be short-term and are payable at the discretion of the Company.

Periodically, related parties incur expenses for the Company and are expected to be repaid for those expenditures. As of September 30, 2017, the balance owed to related parties for these types of expenses is $40,160. These liabilities do not have stated interest rates or due dates, but are payable at the discretion of the Company.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS (CONTINUED)

The Company has a consulting agreement with a related party to provide research into new technologies as well as essential development of current products. The amounts owed to this related party for past work is a part of accounts payable and totals $286,700 and $53,000 for the periods ending September 30, 2017 and March 31, 2017, respectively.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years, and has been extended through November 2018; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 1,500 shares of common stock at an exercise price of $40.00 per share. The CEO earned $137,500 and $275,000 for the six months ended September 30, 2017 and the twelve months ended March 31, 2017 (respectively) as a result of this agreement, these amounts contribute to the $737,611 and $645,945 of officer compensation which is included in accrued expenses, as of September 30, 2017 and March 31, 2017.

The intangible assets (as described in note 4) were made accessible to a related party as part of a support and collaboration agreement dated July 11, 2017, in exchange for payment including 15,000,000 shares of the related parties common stock and cash of $100,000. This agreement accounts for all of the $115,000 of revenue recognized by the Company.

NOTE 7 – NOTE PAYABLE

On May 31, 2016, the Company issued a secured promissory note in the amount of $900,000. The note is due on August 1, 2017 and bears interest at 10% per annum. The loan replaced an account payable to a legal professional to cover past due amounts and penalties for non-payment. The note is guaranteed personally by two shareholders and collateralized by assets of the company and guarantors. Accrued interest was $120,082 as of September 30, 2017.

On February 21, 2017, the Company issued a non-secured promissory note in the amount of $20,000. The note is due on August 21, 2017 and bears interest at 8% per annum. The loan was in payment for professional fees related to an equity financing agreement dated February 21, 2017, thus no cash was received by the Company. Accrued interest was $969 as of September 30, 2017.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

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

SEPTEMBER 30, 2017

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

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

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) days prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 796,236 shares of common stock leaving a remaining balance of $18,751. Accrued interest was $4,602 as of September 30, 2017. The Company is in default on the balance of this note.

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

SEPTEMBER 30, 2017

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

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

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period prior to the conversion date. On April 4, 2017, this note was purchased for a renegotiated face value of $71,457. (details provided under the note dated April 4, 2017 below). As of September 30, 2017 the principal and accrued interest balance is $0.

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

SEPTEMBER 30, 2017

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

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

On June 23, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of September 30, 2017 the accrued interest balance is $5,695.

On July 7, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $58,000. The note bears interest at the rate of 8% and must be repaid on or before July 7, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. During the period ended September 30, 2017, the lender converted $28,945 in principal and $1,902 in accrued interest into 69,039,300 common shares, leaving a remaining principal balance of $29,055. As of September 30, 2017 the accrued interest balance is $2,869. The Company is in default on this note.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 20, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $32,000. The note bears interest at the rate of 8% and must be repaid on or before October 20, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of September 30, 2017, the accrued interest balance is $2,420. The Company is in default on this note.

On November 17, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of September 30, 2017, the accrued interest balance is $5,695. The Company is in default on this note.

On January 5, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $335,000. The note bears interest at the rate of 10%, contains a $30,000 OID, and must be repaid by October 5, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or January 5, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of September 30, 2017, the accrued interest is $23,310, and the OID balance is $0.

On February 20, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $563,028 which is partially funded, the current balance consolidates unpaid convertible notes dated March 9, 2015; September 4, 2015; December 29, 2015; February 25, 2016; March 24, 2016; May 25, 2016; June 8, 2016; June 23, 2016; July 7, 2016; October 20, 2016; November 17, 2016. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 20, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. During the period ended March 31, 2017 the lender converted $34,370 in principal and $1,124 in accrued interest into 29,775,000 shares of common stock. During the period ended September 30, 2017 the lender converted $86,857 in principal and $3,048 in accrued interest into 179,650,000 common shares, leaving a principal balance of $122,086. As of September 30, 2017, the accrued interest is $3,297.

On February 21, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $15,000. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 21, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of September 30, 2017, the accrued interest is $727.

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $59,799, which refinances an unpaid convertible note dated February 5, 2015. The note bears interest at the rate of 10%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. This loan incurred default penalties for late filing of financial documents of $31,407 during the quarter ended September 30, 2017. The lender converted $59,799 of principle, $4,795 of interest, and $31,407 of penalties into 311,043,058 shares of common stock, leaving a loan balance of $0 as of September 30, 2017.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $20,900, which refinances an unpaid convertible note dated May 6, 2015. The note bears interest at the rate of 10%, and must be repaid by October 22, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. This loan incurred default penalties for late filing of financial documents of $34,156 during the quarter ended September 30, 2017. The lender converted $7,693 of principle, $18,607 of interest, and $34,156 of penalties into 219,500,000 shares of common stock, leaving a loan balance of $13,207 as of September 30, 2017. As of September 30, 2017, the accrued interest is $49.

On April 4, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $71,457, which refinances an unpaid convertible note dated January 22, 2016. The note bears interest at the rate of 8%, and must be repaid by January 4, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of September 30, 2017, the accrued interest is $2,803.

On April 18, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $115,000. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $5000 to cover transaction costs, the note must be repaid by January 30, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of September 30, 2017, the accrued interest is $3,547, and the OID balance is $3,889.

NOTE 9 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the periods ending September 30, 2017 and March 31, 2017: $29,680 note dated March 26, 2015; $60,500 note dated January 22, 2016 $56,000 note dated June 23, 2016; $58,000 note dated July 7, 2016; $32,000 note dated October 20, 2016; $56,000 note dated November 17, 2016; $335,000 note dated January 5, 2017; $563,028 note dated February 20, 2017; $15,000 note dated February 21, 2017; $59,799 note dated February 22, 2017; $20,900 note dated February 22, 2017; $71,457 note dated April 4, 2017; $115,000 note dated April 18, 2017.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended September 30, 2017, the Company recorded a total change in the fair market value of the derivative liabilities of $1,068,465.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 9 – DERIVATIVE LIABILITIES (CONTINUED)

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0009-$0.004, exercise price of $0.0003 - $0.001, dividend yield of zero, years to maturity of 0.0137 – .5863, a risk free rate of 0.77% - 1.2%, and annualized volatility of 204% - 668%. The above loans were all discounted in full. Based on the valuations on the initial valuation dates for the period ending September 30, 2017, the Company recognized debt discounts related to the conversion features totaling $681,011 and a derivative expense of $249,457 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of September 30, 2017, unamortized debt discount, including original issue discounts totaled $174,572. The derivative liabilities totaled $1,912,905 as of September 30, 2017, of which $- related to long-term debt.

NOTE 10 – EQUITY TRANSACTIONS

The Company has 2,000,000,000 common shares authorized with a par value of $ 0.001 per share.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	March 30, 2017
Warrants	9,200,000
Stock price on grant date	$0.002
Exercise price	$0.002
Expected life	5 year
Volatility	120%
Risk-free rate	1.96%
Calculated value	$15,278
Fair value allocation of proceeds	$45,466

The following is a summary of the warrant activity for the period March 31, 2017 to September 30, 2017:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2017	9,446,533	$0.102
Granted	—	—
Exercised	—	—
Outstanding, September 30, 2017	9,446,533	$0.102

Effective June 7, 2017, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 20 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

During the period ended September 30, 2017, the Company issued common stock to satisfy convertible debt conversions at a price below par value as obligated by contract. During this period the Company issued 779,232,358 common shares at a below par rate, incurring an adjustment to additional paid in capital of $502,027.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

During August 2017, the Company received $100,000 from a related party as consideration for a stock subscription agreement dated October 16, 2017. The agreement stipulates issuance of 333,333,333 common stock and an additional warrants to purchase another 333,333,333 common shares at $0.0003 per share for a five year term. As of September 30, 2017, the Company has not fulfilled this obligation, thus the $100,000 collected on this agreement is recorded as common stock to be issued in the financial statements until shares are issued to complete this transaction.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

During the period ended September 30, 2017, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 5, 2017	$6,233	5,300,000	$0.00118
April 10, 2017	$6,586	5,600,000	$0.00118
April 11, 2017	$6,880	5,850,000	$0.00118
April 18, 2017	$7,291	6,200,000	$0.00118
April 20, 2017	$7,644	6,500,000	$0.00118
April 21, 2017	$16,464	14,000,000	$0.00118
April 25, 2017	$17,287	14,700,000	$0.00118
April 26, 2017	$26,600	26,600,000	$0.00100
May 1, 2017	$8,700	14,500,000	$0.00060
June 13, 2017	$1,200	10,000,000	$0.00012
June 16, 2017	$1,930	19,299,400	$0.00010
June 16, 2017	$1,300	11,000,000	$0.00012
June 20, 2017	$1,392	11,600,000	$0.00012
June 21, 2017	$2,314	23,139,900	$0.00010
June 22, 2017	$1,590	13,250,000	$0.00012
June 22, 2017	$1,470	12,250,000	$0.00012
June 26, 2017	$1,800	15,000,000	$0.00012
June 29, 2017	$1,980	16,500,000	$0.00012
July 3, 2017	$2,088	17,400,000	$0.00012
July 12, 2017	$2,088	17,400,000	$0.00012
July 13, 2017	$2,484	13,800,000	$0.00018
July 14, 2017	$3,374	19,000,000	$0.00018
July 18, 2017	$3,374	19,000,000	$0.00018
July 20, 2017	$3,582	19,900,000	$0.00018
July 24, 2017	$6,270	20,900,000	$0.0003
July 25, 2017	$6,870	22,900,000	$0.0003
July 28, 2017	$7,200	24,000,000	$0.0003
August 2, 2017	$7,200	24,000,000	$0.0003
August 4, 2017	$9,000	25,000,000	$0.00036
August 8, 2017	$11,119	26,475,000	$0.00042
August 11, 2017	$13,920	29,000,000	$0.00048
August 16, 2017	$12,810	30,500,000	$0.00042
August 22, 2017	$6,709	19,168,058	$0.00035
August 25, 2017	$11,200	32,000,000	$0.00035
August 31, 2017	$9,600	32,000,000	$0.0003
September 7, 2017	$9,900	36,000,000	$0.00028
September 15, 2017	$9,437	37,900,000	$0.00025
September 22, 2017	$9,910	39,800,000	$0.00025
September 28, 2017	$10,408	41,800,000	$0.00025
September 30, 2017 Total	$277,204	779,232,358

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

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

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	April 6, 2015	June 9, 2015	December 15, 2015	March 30, 2017
Options	102,000	50,000	43,000	29,000,000
Stock price grant date	$1.60	$0.40	$0.20	$0.002
Initial Exercise price	$1.60	$0.40	$0.20	$0.002
Modified Exercise price	$0.20	$0.20	$0.20	-
Expected life	5.0	5.0	5.0	5.0
Volatility	99%	99%	84%	120%
Risk-free rate	1.31%	1.74%	1.70%	1.93%
Calculated value	$120,778	$14,838	$5,736	$48,017
Modified value	$151,221	$16,347	$5,736	$48,017

The following is a summary of the option activity for the period March 31, 2017 through September 30, 2017:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2017	29,228,627	$0.004
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, September 30, 2017	29,228,627	$0.004

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is about $2,800.

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

On April 1, 2017, the Company entered into a tentative agreement with CannCodex to issue 78,000,000 common shares of stock in exchange for data base assets of CannCodex. However, this agreement was not finalized and subsequently the Company is not responsible for issuance of the stock. Unrelated to this agreement, the Company has issued short-term loans to CannCodex totaling $15,300 as of September 30, 2017.

NOTE 12 – LIQUIDITY AND GOING CONCERN

The Company has a working capital deficit, has not yet received significant revenues from sales of products or services, and has incurred losses since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date that these financial statements were issued. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 13 – SUBSEQUENT EVENTS

On November 3, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $34,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by August 3, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or November 3, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion.

On November 13, 2017, the Company entered into a consulting agreement for drug development services which calls for a fixed cost of $7,000 as work is completed and invoiced over the one year term of the agreement.

On December 1, 2017, the Company extended the CEO’s employment agreement through November 2018.

Subsequent to the period ended September 30, 2017  , the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
October 3, 2017	$10,931	43,900,000	$0.000249
October 5, 2017	$7,582	30,448,193	$0.000249
Subsequent Total	$18,513	74,348,193

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three and Six Months Ended September 30, 2017

We generated $115,000 in revenue for the three and six months ended September 30, 2017. We do not anticipate earning additional revenues until we are able to sell or license our products.

Our operating expenses and net income/(loss) during the three months ended September 30, 2017 were $313,463 and $1,796,247 respectively, as compared with $182,795 and ($266,519)for the same period ended 2016. Our operating expenses and net income/(loss) during the six months ended September 30, 2017 were $802,938 and ($505,637) respectively, as compared with $398,272 and ($444,883) for the same period ended 2016. The operating expenses for the three months ended September 30, 2017 consisted mainly of professional fees ($39,942), wages and taxes ($139,963), office expense ($31,828) and consulting fees ($95,375). The operating expenses for the six months ended September 30, 2017 consisted mainly of professional fees ($104,699), wages and taxes ($277,752), office expense ($98,231), consulting fees ($100,000) and research and development costs ($148,406).

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $40,274; we had total current liabilities of $5,363,244; and we had a stockholders’ deficit of $5,306,432. Operating activities used $293,893 in cash for the six months ended September 30, 2017.

Our net loss of $505,637 for the six months ended September 30, 2017 primarily accounted for our negative operating cash flow. Financing activities during the six months ended September 30, 2017 generated $298,264 in cash.

As of September 30, 2017 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We intend to raise the required capital pursuant to private debt or equity financings in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and only received nominal, one-time revenue from making our technology available to a related party, we have not yet received revenues from sales of products or services  . These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. The inventor of the intellectual property which was assigned to the Company in July 2013 by Imagic, LLC and Richard L. Chang’s Holdings, LLC is presently in declaratory relief litigation with Biosuccess Biotech, Co. LTD. (“Biosuccess”), a company who was previously assigned licensing rights in the intellectual property. In connection with this litigation, on January 17, 2014, the Company received notice of a complaint filed by Biosuccess against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (our CEO and a director) in the United States District Court, Central District of California Western Division (the “District Court”). The Complaint includes allegations of patent and copyright infringement, misappropriation of trade secrets, breach of fiduciary duty, unfair competition and other causes of actions against the Company, Imagic, LLC, Richard L. Chang’s Holdings, LLC, and Ben Chang (the “Litigation”). The Complaint seeks relief which includes compensatory damages, attorneys’ fees and costs, an award of treble damages, and such other relief as the court may deem just and proper. As previously disclosed on January 4, 2016, the Litigation has been settled through a confidential mediation process supervised by the Federal Court and the Litigation has been dismissed with prejudice by the Federal Court. The Company incurred substantial unpaid legal fees in defending the Litigation and any collection action against the Company for those unpaid legal fees could result in a judgment against the Company and the foreclosure upon all of our assets which would have a material adverse effect on the Company and the price of its shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

An “Event of Default” has occurred under the terms of each of the Company’s previously disclosed convertible promissory notes issued to GHS Investments LLC because the Company has not remained current in its timely filings of this Form 10Q with the Securities and Exchange Commission. These Events of Default have resulted in the increase of principal of $65,957.91.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	December 29, 2017

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

