Form 10-Q
period 2017-12-31
Rich Pharmaceuticals, Inc.
filed 2018-02-20
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of common stock as of February 19, 2018 was 1,215,437,821.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3

RICH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	December 31, 2017 (Unaudited)	March 31, 2017 (Audited)
ASSETS
Current Assets
Cash and equivalents	$3,743	$40,903
Notes receivable	15,300	10,000
Total Current Assets	19,043	50,903
Property and equipment, net	1,225	2,125
Securities available for sale	15,000	—
TOTAL ASSETS	$35,268	$53,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$352,107	$296,635
Accounts payable – related party	376,950	53,000
Accrued expenses	1,360,810	937,783
Due to related parties	37,024	49,395
Note payable	920,000	920,000
Convertible notes payable, net of debt discount of $90,186 and $356,819	838,514	514,075
Derivative liabilities	1,360,706	2,607,959
Total Current Liabilities	5,246,111	5,378,847

Total Liabilities	5,246,111	5,378,847
Commitments and Contingencies	—	—
Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 955,027,813 and 101,446,215 shares issued and outstanding,	955,024	101,446
Common stock to be issued	100,000	—
Additional paid-in capital	6,623,186	7,011,504
Accumulated deficit	(12,895,053)	(12,444,769)
Total Stockholders’ Deficit	(5,210,843)	(5,325,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,268	$53,028

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016

REVENUES	$—	$—	$115,000	$—

OPERATING EXPENSES
Consulting expenses	21,625	10,325	121,625	26,400
Office expenses	56,279	24,612	154,510	94,658
Depreciation expense	313	431	899	1,293
Wages and taxes	136,941	95,955	414,693	287,911
Professional fees	15,027	57,525	119,726	145,926
Regulatory fees	2,656	(1,664)	41,147	7,865
Research and development	92,750	—	241,156	—
Travel, meals and entertainment	8,128	21,632	42,901	43,035

TOTAL OPERATING EXPENSES	333,719	208,816	1,136,657	607,088

LOSS FROM OPERATIONS	(333,719)	(208,816)	(1,021,657)	(607,088)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(174,119)	(33,006)	(855,130)	(105,366)
Change in value of derivative liability	691,707	(84,508)	1,760,172	83,946
Derivative expense	(78,350)	(170,250)	(327,807)	(170,250)
Interest expense	(50,013)	(43,715)	(218,695)	(186,189)
Interest expense – related party	(155)	(155)	(463)	(385)
Gain (Loss) on extinguishment of debt	—	—	213,294	—
	389,070	(331,634)	571,371	(378,244)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	55,351	(540,450)	(450,286)	(985,332)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$55,351	$(540,450)	$(450,286)	$(985,332)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	952,724,596	41,915,634	583,678,904	30,560,809

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31, 2017	Nine months ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(450,286)	$(985,332)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	899	1,293
Amortization of debt discount	855,130	105,366
Change in value of derivative liability	(1,760,172)	(83,946)
Derivative expense	327,807	170,250
Gain on extinguishment of debt	(213,294)	9,584
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	2,800
Increase (decrease) in bank overdraft	—	(2,543)
Increase in accounts payable	379,423	127,133
Increase in accrued expenses	490,846	366,464
Net Cash Used by Operating Activities	(369,647)	(288,931)

CASH FLOWS FROM INVESTING ACTIVITY:
Increase in notes receivable	(5,300)	—
Increase in stock held for investment	(15,000)
Net Cash Used by Investing Activities	(20,300)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	(12,371)	(27,319)
Proceeds from sale of common stock and warrants	100,000	—
Proceeds from issuance of convertible notes payable	265,158	316,250
Net Cash Provided by Financing Activities	352,787	288,931

Net Increase (Decrease) in Cash and Cash Equivalents	(37,160)	—

Cash and cash equivalents, beginning of period	40,903	—
Cash and cash equivalents, end of period	$3,743	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Accounts payable converted into note payable	$—	$900,000
Warrants issued for accrued expenses	$—	$—
Original issue discounts recorded on notes payable	$6,850	$—
Debt discounts recorded on convertible notes payable	$581,647	$147,632
Debt/interest converted into common stock and contributed capital	$295,721	$109,144

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

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

DECEMBER 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2017 and March 31, 2017 the Company had $3,743 and $40,903, respectively, of unrestricted cash.

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

DECEMBER 31, 2017

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

The Company did not have any level 1 or level 3 financial instruments at December 31, 2017 or March 31, 2017. As of December 31, 2017, the derivative liabilities were considered a level 2 item; see Note 9.

The Company has securities available for sale which are not evaluated using the above hierarchy due to common control issues, these securities are carried at the transaction price. (See Note 3)

Use of Estimates

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

DECEMBER 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Total potentially dilutive instruments are: 9,446,533 common share warrants, and 29,228,627   common shares upon exercise of outstanding options. In periods of net losses the dilutive loss per share is the same as the basic loss per share because the effect of the dilutive shares in periods of loss is antidilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Computer equipment & furniture	$5,160	$5,160
Less: accumulated depreciation	(3,935)	(3,035)
Property and equipment, net	$1,225	$2,125

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $899 and $1,606 for the periods ended December 31, 2017 and March 31, 2017, respectively.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The Company received 15,000,000 common stock shares of an entity that is majority owned by a non-majority stockholder of the Company as partial payment for access to the Company’s intellectual property. This holding represents about 11% of the ownership of the invested company. The Company classifies its equity securities held as available for sale, and as such, they are carried at fair value. Changes in fair value of available for sale securities will be reported as a component of other comprehensive income and evaluated at the end of each quarter. The shares currently do not have a firm trading price and thus they are carried at their par value until such time as the shares have established a trading price in the market.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Wages and taxes	$1,140,040	$829,231
Accrued interest	220,770	108,552
Total accrued expenses	$1,360,810	$937,783

NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS

During the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended March 31, 2017 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest and has an original due date of January 8, 2016. There is a total due of $12,280 as of December 31, 2017 and March 31, 2017. Interest accrued on the note as of December 31, 2017 was $1,366. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $22,200 in unsecured non-interest bearing loans from related parties and during the period ending March 31, 2017 received an additional $14,450, and has repaid $36,300 of these loans leaving a total due of $350 as of December 31, 2017. These loans are deemed to be short-term and are payable at the discretion of the Company.

Periodically, related parties incur expenses for the Company and are expected to be repaid for those expenditures. As of December 31, 2017, the balance owed to related parties for these types of expenses is $23,029. These liabilities do not have stated interest rates or due dates, but are payable at the discretion of the Company.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS (CONTINUED)

The Company has a consulting agreement with a related party to provide research into new technologies as well as essential development of current products. The amounts owed to this related party for past work is a part of accounts payable and totals $376,950 and $53,000 for the periods ending December 31, 2017 and March 31, 2017, respectively.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years, and has been extended for an additional two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 1,500 shares of common stock at an exercise price of $40.00 per share. The CEO earned $206,250 and $275,000 for the nine months ended December 31, 2017 and the twelve months ended March 31, 2017 (respectively) as a result of this agreement, these amounts contribute to the $806,361 and $645,945 of officer compensation which is included in accrued expenses, as of December 31, 2017 and March 31, 2017.

The Company received $100,000 cash and 15,000,000 common stock shares of an entity that is majority owned by a non-majority stockholder of the Company as partial payment for access to the Company’s intellectual property. This receipt is classified as income in the period it was earned. (See Note 3)

NOTE 7 – NOTE PAYABLE

On May 31, 2016, the Company issued a secured promissory note in the amount of $900,000. The note is due on August 1, 2017 and bears interest at 10% per annum. The loan replaced an account payable to a legal professional to cover past due amounts and penalties for non-payment. The note is guaranteed personally by two shareholders and collateralized by assets of the company and guarantors. Accrued interest was $142,767 as of December 31, 2017.

On February 21, 2017, the Company issued a non-secured promissory note in the amount of $20,000. The note is due on August 21, 2017 and bears interest at 8% per annum. The loan was in payment for professional fees related to an equity financing agreement dated February 21, 2017, thus no cash was received by the Company. Accrued interest was $1,372 as of December 31, 2017.

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

DECEMBER 31, 2017

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

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) days prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 796,236 shares of common stock leaving a remaining balance of $18,751. Accrued interest was $4,980 as of December 31, 2017. The Company is in default on the balance of this note.

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

DECEMBER 31, 2017

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

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period prior to the conversion date. On April 4, 2017, this note was purchased for a renegotiated face value of $71,457. (details provided under the note dated April 4, 2017 below). As of December 31, 2017 the principal and accrued interest balance is $0.

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

DECEMBER 31, 2017

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

On June 23, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of December 31, 2017 the accrued interest balance is $6,824. The Company is in default on this note.

On July 7, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $58,000. The note bears interest at the rate of 8% and must be repaid on or before July 7, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. During the period ended December 31, 2017, the lender converted $28,945 in principal and $1,902 in accrued interest into 69,039,300 common shares, leaving a remaining principal balance of $29,055. As of December 31, 2017 the accrued interest balance is $3,455. The Company is in default on this note.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 20, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $32,000. The note bears interest at the rate of 8% and must be repaid on or before October 20, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of December 31, 2017, the accrued interest balance is $3,065. The Company is in default on this note.

On November 17, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of December 31, 2017, the accrued interest balance is $6,824. The Company is in default on this note.

On January 5, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $335,000. The note bears interest at the rate of 10%, contains a $30,000 OID, and must be repaid by October 5, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or January 5, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of December 31, 2017, the accrued interest is $31,753, and the OID balance is $0. The Company is in default on this note.

On February 20, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $563,028 which is partially funded, the current balance consolidates unpaid convertible notes dated March 9, 2015; September 4, 2015; December 29, 2015; February 25, 2016; March 24, 2016; May 25, 2016; June 8, 2016; June 23, 2016; July 7, 2016; October 20, 2016; November 17, 2016. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 20, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. During the period ended March 31, 2017 the lender converted $34,370 in principal and $1,124 in accrued interest into 29,775,000 shares of common stock. During the period ended December 31, 2017 the lender converted $86,857 in principal and $3,048 in accrued interest into 179,650,000 common shares, leaving a principal balance of $122,086. As of December 31, 2017, the accrued interest is $5,799. The Company is in default on this note.

On February 21, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $15,000. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 21, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of December 31, 2017, the accrued interest is $1,029. The Company is in default on this note.

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $59,799, which refinances an unpaid convertible note dated February 5, 2015. The note bears interest at the rate of 10%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. This loan incurred default penalties for late filing of financial documents of $31,407 during the period ended December 31, 2017. The lender converted $59,799 of principle, $4,795 of interest, and $31,407 of penalties into 311,043,058 shares of common stock, leaving a loan balance of $0, and an accrued interest balance of $1,507,   as of December 31, 2017.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $20,900, which refinances an unpaid convertible note dated May 6, 2015. The note bears interest at the rate of 10%, and must be repaid by October 22, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. This loan incurred default penalties for late filing of financial documents of $34,156 during the quarter ended September 30, 2017. The lender converted $20,900 of principle, $23,913 of interest, and $34,156 of penalties into 293,848,193 shares of common stock, leaving a loan balance and accrued interest balance of $0 as of December 31, 2017.

On April 4, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $71,457, which refinances an unpaid convertible note dated January 22, 2016. The note bears interest at the rate of 8%, and must be repaid by January 4, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of December 31, 2017, the accrued interest is $4,244.

On April 18, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $115,000. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $5000 to cover transaction costs, the note must be repaid by January 30, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of December 31, 2017, the accrued interest is $6,445, and the OID balance is $0.

On November 3, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $34,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by August 3, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or November 3, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of December 31, 2017, the accrued interest is $548, and the OID balance is $2,334  .

On December 18, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $43,850. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by September 18, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or December 18, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of December 31, 2017, the accrued interest is $156, and the OID balance is $3,650.

NOTE 9 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 9 – DERIVATIVE LIABILITIES (CONTINUED)

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the periods ending December 31, 2017 and March 31, 2017: $29,680 note dated March 26, 2015; $60,500 note dated January 22, 2016 $56,000 note dated June 23, 2016; $58,000 note dated July 7, 2016; $32,000 note dated October 20, 2016; $56,000 note dated November 17, 2016; $335,000 note dated January 5, 2017; $563,028 note dated February 20, 2017; $15,000 note dated February 21, 2017; $59,799 note dated February 22, 2017; $20,900 note dated February 22, 2017; $71,457 note dated April 4, 2017; $115,000 note dated April 18, 2017; $34,500 note dated November 3, 2017; $43,850 note dated December 18, 2017.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended December 31, 2017, the Company recorded a total change in the fair market value of the derivative liabilities of $1,760,172.

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0005-$0.0005, exercise price of $0.0003 - $0.0002, dividend yield of zero, years to maturity of 0.01096 – .58904, a risk free rate of 1.28% - 1.76%, and annualized volatility of 22% - 603%. The above loans were all discounted in full. Based on the valuations on the initial valuation dates for the period ending December 31, 2017, the Company recognized debt discounts related to the conversion features totaling $855,130 and a derivative expense of $327,807 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of December 31, 2017, unamortized debt discount, including original issue discounts totaled $90,186. The derivative liabilities totaled $1,360,706 as of December 31, 2017, of which $- related to long-term debt.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

The following is a summary of the warrant activity for the period March 31, 2017 to December 31, 2017:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2017	9,446,533	$0.102
Granted	-	-
Exercised	-	-
Outstanding, December 31, 2017	9,446,533	$0.102

Effective June 7, 2017, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 20 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

During the period ended December 31, 2017, the Company issued common stock to satisfy convertible debt conversions at a price below par value as obligated by contract. During this period the Company issued 853,580,551 common shares at a below par rate, incurring an adjustment to additional paid in capital of $557,863.

During August 2017, the Company received $100,000 from a related party as consideration for a stock subscription agreement dated October 16, 2017. The agreement stipulates issuance of 333,333,333 common stock and an additional warrants to purchase another 333,333,333 common shares at $0.0003 per share for a five year term. As of December 31, 2017, the Company has available shares to fulfill this obligation but are awaiting the transfer agent’s instructions, thus the $100,000 collected on this agreement is recorded as common stock to be issued in the financial statements until such instructions become available to complete this transaction.

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

During the period ended December 31, 2017, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 5, 2017	$6,233	5,300,000	$0.00118
April 10, 2017	$6,586	5,600,000	$0.00118
April 11, 2017	$6,880	5,850,000	$0.00118
April 18, 2017	$7,291	6,200,000	$0.00118
April 20, 2017	$7,644	6,500,000	$0.00118
April 21, 2017	$16,464	14,000,000	$0.00118
April 25, 2017	$17,287	14,700,000	$0.00118
April 26, 2017	$26,600	26,600,000	$0.00100
May 1, 2017	$8,700	14,500,000	$0.00060
June 13, 2017	$1,200	10,000,000	$0.00012
June 16, 2017	$1,930	19,299,400	$0.00010
June 16, 2017	$1,300	11,000,000	$0.00012
June 20, 2017	$1,392	11,600,000	$0.00012
June 21, 2017	$2,314	23,139,900	$0.00010
June 22, 2017	$1,590	13,250,000	$0.00012
June 22, 2017	$1,470	12,250,000	$0.00012
June 26, 2017	$1,800	15,000,000	$0.00012
June 29, 2017	$1,980	16,500,000	$0.00012
July 3, 2017	$2,088	17,400,000	$0.00012
July 12, 2017	$2,088	17,400,000	$0.00012
July 13, 2017	$2,484	13,800,000	$0.00018
July 14, 2017	$3,374	19,000,000	$0.00018
July 18, 2017	$3,374	19,000,000	$0.00018
July 20, 2017	$3,582	19,900,000	$0.00018
July 24, 2017	$6,270	20,900,000	$0.0003
July 25, 2017	$6,870	22,900,000	$0.0003
July 28, 2017	$7,200	24,000,000	$0.0003
August 2, 2017	$7,200	24,000,000	$0.0003
August 4, 2017	$9,000	25,000,000	$0.00036
August 8, 2017	$11,119	26,475,000	$0.00042
August 11, 2017	$13,920	29,000,000	$0.00048
August 16, 2017	$12,810	30,500,000	$0.00042
August 22, 2017	$6,709	19,168,058	$0.00035
August 25, 2017	$11,200	32,000,000	$0.00035
August 31, 2017	$9,600	32,000,000	$0.0003
September 7, 2017	$9,900	36,000,000	$0.00028
September 15, 2017	$9,437	37,900,000	$0.00025
September 22, 2017	$9,910	39,800,000	$0.00025
September 28, 2017	$10,408	41,800,000	$0.00025
October 3, 2017	$10,931	43,900,000	$0.00025
October 5, 2017	$7,582	30,448,193	$0.00025
December 31, 2017 Total	$295,717	853,580,551

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

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

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	April 6, 2015	June 9, 2015	December 15, 2015	March 30, 2017
Options	102,000	50,000	43,000	29,000,000
Stock price grant date	$1.60	$0.40	$0.20	$0.002
Initial Exercise price	$1.60	$0.40	$0.20	$0.002
Modified Exercise price	$0.20	$0.20	$0.20	-
Expected life	5.0	5.0	5.0	5.0
Volatility	99%	99%	84%	120%
Risk-free rate	1.31%	1.74%	1.70%	1.93%
Calculated value	$120,778	$14,838	$5,736	$48,017
Modified value	$151,221	$16,347	$5,736	$48,017

The following is a summary of the option activity for the period March 31, 2017 through December 31, 2017:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2017	29,228,627	$0.004
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2017	29,228,627	$0.004

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

DECEMBER 31, 2017

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

On April 1, 2017, the Company entered into a tentative agreement with CannCodex to issue 78,000,000 common shares of stock in exchange for data base assets of CannCodex. However, this agreement was not finalized and subsequently the Company is not responsible for issuance of the stock. Unrelated to this agreement, the Company has issued short-term loans to CannCodex totaling $15,300 as of December 31, 2017.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 13 – SUBSEQUENT EVENTS

On January 10, 2018, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $67,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by October 10, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or January 10, 2018, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion.

Subsequent to the period ended December 31, 2017, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
January 2, 2018	$9,530	47,650,000	$0.0002
January 12, 2018	$10,000	50,000,000	$0.0002
January 18, 2018	$9,875	50,000,000	$0.0002
January 24, 2018	$8,250	55,000,000	$0.00015
February 1, 2018	$7,220	57,760,000	$0.000125
Subsequent Total	$44,875	260,410,000

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Company Overview

Results of Operations for the Three and Nine Months Ended December 31, 2017

We generated no revenue for the three and nine months ended December 31, 2017. We do not anticipate earnings revenues until we are able to sell or license our products.

Our net income (loss) during the three and nine months ended December 31, 2017 were $55,351 and ($450,286) respectively, as compared with ($540,450) and ($985,332) for the same period ended 2016. Our operating expenses during the three and nine months ended December 31, 2017 were $333,719 and $1,136,657 respectively, as compared with $208,816 and $607,088 for the same period ended 2016. The operating expenses for the three months ended December 31, 2017 consisted mainly of consulting expense ($21,625), wages and taxes ($136,941), office expense ($56,279) and research and development ($92,750). The operating expenses for the nine months ended December 31, 2017 consisted mainly of professional fees ($119,726), wages and taxes ($414,693), office expense ($154,510) and research and development ($241,156).

We anticipate our operating expenses will continue to increase with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $19,043; we had total current liabilities of $5,246,111; and we had a stockholders’ deficit of $5,210,843. Operating activities used $369,647 in cash for the nine months ended December 31, 2017.

Our net loss of $450,286 for the nine months ended December 31, 2017 primarily accounted for our negative operating cash flow. Financing activities during the nine months ended December 31, 2017 generated $352,787 in cash.

As of December 31, 2017 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require additional cash of $2,000,000 over the next twelve months to cover the costs of overhead and operations, drug manufacturing, maintaining our patent portfolio, and conducting clinical trials for the indication Acute Myeloid Leukemia (“AML”). We intend to raise the required capital pursuant to private debt or equity financings in the near term, but there is no guarantee or assurances that we will be able to do so.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, and subject to our ability to obtain additional funding, we plan to implement the following changes during our fiscal year ending March 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Pharmaceuticals, Inc.

Date:	February 20, 2018

By: /s/ Ben Chang Ben Chang Title: Chief Executive Officer and Director

