Form 10-K
period 2018-03-31
Rich Pharmaceuticals, Inc.
filed 2018-07-17
CIK 1504389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________________________________________________

FORM 10-K

_____________________________________________________________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 000-54146

RICH PHARMACEUTICALS, INC. (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	46-3259117 (I.R.S. Employer Identification No.)
9595 Wilshire Blvd., Suite 900, Beverly Hills, California (Address of principal executive offices)	90212 (Zip Code)
(424) 230-7001 Registrant's telephone number
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer", “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,689,940.

As of July 11, 2018, there were 1,883,867,821 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

1

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

Clinical Studies in Acute Myelocytic Leukemia

Based on the known properties of RP-323, it was first administered in a pilot study in China, either alone or in combination with standard drugs, and caused temporary remission of AML in some patients’ refractory to standard therapy. Several patients recovered sufficiently with RP-323 treatment to return to their normal occupations, symptom-free. Interest in these findings led to a Phase 1 investigator-sponsored trial in 35 patients by a leading oncologist at a leading cancer hospital in New Jersey, the University of Medicine and Dentistry of New Jersey (UMDNJ). This study determined the maximum tolerated dose of RP-323 and described its relatively mild side effects. The results of this Phase 1 trial led to interest by the same investigator to initiate a Phase 2 study. The use of RP-323 in treatment of refractory AML is expected to qualify for a “fast track” designation at the United States Food and Drug Administration (FDA), and the Company expects to apply for “orphan drug” status. An “orphan drug” is a pharmaceutical agent that has been developed specifically to treat a rare medical condition, the condition itself being referred to as an orphan disease. The Company’s clinical plans are to complete the required clinical studies and provide a basis for market approval for the treatment of AML. The Company estimates the budget for reaching market approval for the treatment of AML to be $40 million. However, should the Company be able to obtain “orphan drug” status from the FDA, that timeline could be accelerated and budget reduced to $20 million. All plans are subject to the Company obtaining adequate financing, or partnering with a third party, to fund the cost of the studies. The Company cannot provide any assurances that it will be able to obtain such financing or partnering arrangement.

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

Our Employees

We have one full time contracted position and 3 part-time contracted positions as of the date of this Annual Report.

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

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading at $0.0002 per common share on July 13, 2018, on the OTC Markets under the symbol “RCHA”. The table below lists the high and low closing prices per share of our common stock for each quarter of the years ended March 31, 2018 and March 31, 2017, as quoted on the OTC Markets.

For The Year Ended March 31, 2018	High	Low
Fourth Quarter (January 1, 2018 to March 31, 2018)	.0008	.0002
Third Quarter (October 1, 2017 to December 31, 2017)	.0017	.0004
Second Quarter (July 1, 2017 to September 30, 2017)	.0078	.0005
First Quarter (April 1, 2017 to June 30, 2017)	.004	.0002

For The Year Ended March 31, 2017	High	Low
Fourth Quarter (January 1, 2017 to March 31, 2017)	.0003	.0001
Third Quarter (October 1, 2016 to December 31, 2016)	.0002	.0001
Second Quarter (July 1, 2016 to September 30, 2016)	.0005	.0002
First Quarter (April 1, 2016 to June 30, 2016)	.0013	.0003

Holders

As of July 13, 2018, there are approximately 34 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, and its phone number is 702-818-5898.

Reincorporation in Wyoming

On February 28, 2018, stockholders holding approximately 86% of the voting power of the company took action by written consent for the purpose of (i) changing the Company’s state of incorporation from Nevada to Wyoming; (ii) increasing the amount of authorized common stock of the Company to 40,000,000,000 of shares of common stock, par value $0.001 per share; and (iii) approving a provision in the Company’s articles of incorporation to provide for action by majority written consent of the stockholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 6, 2013, our Board of Directors adopted the Rich Pharmaceuticals, Inc. 2013 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was subsequently amended to increase the number of shares reserved under the Plan to12,000,000. The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 600,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. A complete description of the Plan, as amended, is included as an exhibit to our Current Reports on Form 8-K filed with the SEC on June 4, 2013, October 6, 2014 and April 8, 2015.

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

Equity Compensation Plan Information

The table below sets forth information as of March 31, 2018 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders—2013 Equity Incentive Plan	600,000	$.0001	0
Equity Compensation Plans Not Approved By Security Holders—2017 Equity Incentive Plan	600,000,000	$.0001	20,000,000

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

Overview and Financial Condition

Results of Operations

Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017

We had $115,000 in revenues during the period ending March 31, 2018 and $0.00 in the period ending March 31, 2017. In July 2013, the Company entered the start-up phase of its operations.

Operating expenses for the year ending March 31, 2018 were $1,451,388 which consisted primarily of wages and taxes of $555,414; research and development of $332,634; and office expenses of $177,483. Operating expenses for the year ending March 31, 2017 were $951,817, which consisted primarily of office expenses of $123,619; professional fees of $220,411; wages and taxes of $362,626. Operating expenses increased significantly compared to the year ending March 31, 2017 due to increased research and development activity.

We had a net loss of $1,692,341 for the year ending March 31, 2018 compares to a net loss of $3,241,329 for the year ending March 31, 2017. The decrease in the net loss was due to significantly reduced change in the value of our derivative liabilities.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of convertible notes payable.

As of March 31, 2018, our Company had cash of $6,222 and total assets of $37,429. We had total liabilities of $6,396,089 and a working capital deficit of ($6,371,573) and Stockholders’ deficit totaled ($6,358,660) as of March 31, 2018.

Net cash used in operating activities was $508,479 for the year ended March 31, 2018, and was $553,394 for the period ending March 31, 2017. The net cash used by operating activities was related to increase in the value of our derivative liabilities over the previous period.

Net cash provided by financing activities was $491,098 for the year ended March 31, 2018, and was $604,297 for the period ended March 31, 2017. The net cash provided by financing activities was mainly attributable to proceeds from the sale of equity, warrants and convertible notes.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through March 31, 2018. We will be required to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended March 31, 2018, nor do we have any as of the date of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included beginning on page F-1 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Rich Pharmaceuticals, Inc.
Beverly Hills, California

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rich Pharmaceuticals, Inc. (“the Company”) as of March 31, 2018 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has a significant working capital deficit, has not yet received significant revenue from sales, and has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
July 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Rich Pharmaceuticals, Inc.

Beverly Hills, California

We have audited the accompanying balance sheet of Rich Pharmaceuticals, Inc., as of March 31, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Pharmaceuticals, Inc., as of March 31, 2017, and the results of its operations and cash flows for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

September 1, 2017

RICH PHARMACEUTICALS, INC.

BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current Assets
Cash and equivalents	$6,222	$40,903
Prepaid expenses	2,994	—
Notes receivable	15,300	10,000
Total Current Assets	24,516	50,903
Property and equipment, net	913	2,125
Securities available for sale	12,000	—
TOTAL ASSETS	$37,429	$53,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$327,146	$296,635
Accounts payable – related party	393,953	53,000
Accrued expenses	1,844,207	937,783
Due to related parties	16,319	49,395
Note payable	900,000	920,000
Convertible notes payable, net of debt discount of $312,669 and $356,819	815,040	514,075
Derivative liabilities	2,099,424	2,607,959
Total Current Liabilities	6,396,089	5,378,847
Total Liabilities	6,396,089	5,378,847
Commitments and Contingencies	—	—
Stockholders’ Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Common stock, $0.001 par value, 40,000,000,000 shares authorized, 1,709,057,821 and 101,446,215 shares issued and outstanding,	1,709,058	101,446
Common stock to be issued	100,000	—
Additional paid-in capital	5,963,392	7,011,504
Accumulated deficit	(14,137,110)	(12,444,769)
Total Stockholders’ Deficit	(6,358,660)	(5,325,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,429	$53,028

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2018	Year Ended March 31, 2017

REVENUES	$115,000	$—

OPERATING EXPENSES
Consulting expenses	127,050	45,554
Office expenses	177,483	123,619
Depreciation expense	1,212	1,606
Wages and taxes	555,414	362,626
Professional fees	144,270	220,411
Regulatory fees	55,889	19,018
Research and development	332,634	71,930
Stock-based compensation	—	48,016
Travel, meals and entertainment	57,436	59,037

TOTAL OPERATING EXPENSES	1,451,388	951,817

LOSS FROM OPERATIONS	(1,336,388)	(951,817)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(956,871)	(272,184)
Change in value of derivative liability	1,549,678	(1,112,538)
Derivative expense	(549,807)	(608,949)
Interest expense	(663,633)	(224,828)
Interest expense – related party	(614)	(536)
Gain on sale of securities available for sale	52,000	—
Gain (Loss) on extinguishment of debt	213,294	(70,477)
	(355,953)	(2,289,512)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,692,341)	(3,241,329)
PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS)	$(1,692,341)	$(3,241,329)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.002)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	763,471,959	41,403,529

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 31, 2016 TO MARCH 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance, March 31, 2016	6,000,000	$6,000	10,818,213	$10,818	$6,794,920	$—	$(9,203,440)	$(2,391,702)
Stock options granted for services	—	—	—	—	48,016	—		48,016
Warrants issued for services	—	—	—	—	45,466	—		45,466
Stock issued for debt conversion	—	—	90,628,002	90,628	60,314	—		150,942
Derivative liability closed to APIC	—	—	—	—	62,788	—		62,788
Net loss for the year ended March 31, 2017	—	—	—	—	—	—	(3,241,329)	(3,241,329)
Balance, March 31, 2017	6,000,000	$6,000	101,446,215	$101,446	$7,011,504	$—	$(12,444,769)	$(5,325,819)
Stock issued for debt conversion	—	—	1,607,611,606	1,607,612	(1,217,656)	—	—	389,956
Derivative liability closed to APIC	—	—	—	—	169,544	—	—	169,544
Stock to be issued	—	—	—	—	—	100,000	—	100,000
Net loss for the year ended March 31, 2018	—	—	—	—	—	—	(1,692,341)	(1,692,341)
Balance, March 31, 2018	6,000,000	$6,000	1,709,057,821	$1,709,058	$5,963,392	$100,000	$(14,137,110)	$(6,358,660)

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2018	Year Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,692,341)	$(3,241,329)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,212	1,606
Amortization of debt discount	956,871	272,184
Change in value of derivative liability	(1,549,678)	1,112,538
Derivative expense	549,807	608,949
Loss on extinguishment of debt	(213,294)	70,477
Interest converted into stock	—	11,010
Warrants issued for services	—	45,466
Stock-based compensation	—	48,016
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	(2,994)	2,800
Increase (decrease) in bank overdraft	—	(2,948)
Increase in accounts payable	371,464	110,204
Increase in accrued expenses	1,070,474	407,633
Net Cash Used by Operating Activities	(508,479)	(553,394)

CASH FLOWS FROM INVESTING ACTIVITY:
Increase in notes receivable	(5,300)	(10,000)
Increase in securities available for sale	(12,000)	—
Net Cash Used by Investing Activities	(17,300)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received (repaid) from/to related parties	(33,076)	(27,518)
Proceeds from sale of common stock and warrants	100,000	—
Proceeds from (repayment) of note payable	(20,000)	20,000
Proceeds from issuance of convertible notes payable	444,174	611,815
Net Cash Provided by Financing Activities	491,098	604,297

Net Increase (Decrease) in Cash and Cash Equivalents	(34,681)	40,903

Cash and cash equivalents, beginning of period	40,903	—
Cash and cash equivalents, end of period	$6,222	$40,903

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Accounts payable converted into note payable	$—	$900,000
Warrants issued for accrued expenses	$—	$36,000
Original issue discounts recorded on notes payable	$24,850	$30,000
Debt discounts recorded on convertible notes payable	$887,871	$543,858
Debt/interest converted into common stock and contributed capital	$391,958	$389,100

See accompanying notes to financial statements.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On February 28, 2018 the Company changed its corporate domicile from Nevada to Wyoming. On August 9, 2010 the Company was incorporated as Nepia Inc. in the State of Nevada. From August 9, 2010 to July 18, 2013, the Company was in the business of developing, manufacturing, and selling small boilers aimed at farmers primarily in Southeast Asia. Beginning on July 19, 2013, the Company acquired bio-pharmaceutical intellectual property for the treatment of acute myeloid leukemia (AML) and is entering into phase II human studies. The goal is to perfect this indication for marketing purposes for distribution world-wide. On August 26, 2013, as a consequence of our new business direction, the Company changed its name to Rich Pharmaceuticals, Inc. (“Rich” or “the Company”).

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

MARCH 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2018 and March 31, 2017 the Company had $6,222 and $40,903, respectively, of unrestricted cash.

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

The Company accounts for financial instruments in accordance with guidance from ASU 820 – Fair Value Measurements and Disclosures. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The Company did not have any level 1 or level 3 financial instruments at March 31, 2018 or March 31, 2017. As of March 31, 2018, the derivative liabilities were considered a level 2 item; see Note 9.

The Company has securities available for sale which are not evaluated using the above hierarchy due to common control issues, these securities are carried at the transaction price. (See Note 3)

For any delinquent convertible notes, the Company increases the term of the note by 180 days for calculation of Black Scholes valuation only, until the note is paid in full.

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

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Total potentially dilutive instruments are: 9,446,533 common share warrants, and 29,228,627 common shares upon exercise of outstanding options, and 9,397,575,000 common shares upon conversion of all convertible notes. In periods of net losses the dilutive loss per share is the same as the basic loss per share because the effect of the dilutive shares in periods of loss is antidilutive.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company does not expect ASU 2017-09 will have a significant impact on its financial statements upon adoption.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-11 will have on its financial statements and related disclosures.

On June 20, 2018, the FASB issued ASC 2018-7, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This guidance largely aligns the accounting for share-based payments issued to employees and nonemployees. Under this guidance the existing employee guidance in Topic 718 will also be applied to all nonemployee stock-based transactions, as long as the transaction is not effectively a form of financing. The Company currently accounts for nonemployee stock-based compensation as if the Company had paid cash for the services which is consistent with the ASC 2018-7 guidance.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Computer equipment & furniture	$5,160	$5,160
Less: accumulated depreciation	(4,247)	(3,035)
Property and equipment, net	$913	$2,125

The useful life of the computer equipment and furniture is 3 years.

Depreciation expense was $1,212 and $1,606 for the periods ended March 31, 2018 and 2017, respectively.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The Company received 15,000,000 common stock shares of an entity that is majority owned by a non-majority stockholder of the Company as partial payment for access to the Company’s intellectual property.  This holding represents about 11% of the ownership of the invested company. The Company stipulated that it will distribute a certain number of these shares to its shareholders as dividends upon necessary approvals, however, the cost to affect this distribution is prohibitive at this time, and the Company will re-evaluate the ability to make the distribution in the future.  The Company classifies its equity securities held as available for sale, and as such, they are carried at fair value.  Changes in fair value of available for sale securities will be reported as a component of other comprehensive income and evaluated at the end of each quarter.  The shares currently do not have a firm trading price and thus they are carried at their par value until such time as the shares have established a trading price in the market.

During the year ended March 31, 2018, the Company paid for $27,000 of consulting fees with 1,000,000 shares of the securities available for sale. The Company also paid for $54,000 of advertising and promotion fees with 2,000,000 shares of the securities available for sale, recognizing an additional $52,000 gain on this transaction. The total gain on the sale of securities available for sale during the year ended March 31, 2018 was $52,000.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Wages and taxes	$1,274,745	$829,231
Accrued interest	569,462	108,552
Total accrued expenses	$1,844,207	$937,783

NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS

During the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended March 31, 2017 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest and has an original due date of January 8, 2016. There is a total due of $12,280 as of March 31, 2018 and March 31, 2017. Interest accrued on the note as of March 31, 2018 was $1,517. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $22,200 in unsecured non-interest bearing loans from related parties and during the period ending March 31, 2017 received an additional $14,450, the Company has repaid $36,650 of these loans leaving a total due of $0 as of March 31, 2018. These loans are deemed to be short-term and are payable at the discretion of the Company.

Periodically, related parties incur expenses for the Company and are expected to be repaid for those expenditures. As of March 31, 2018, the balance owed to related parties for these types of expenses is $2,522. These liabilities do not have stated interest rates or due dates, but are payable at the discretion of the Company.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS (CONTINUED)

The Company has a consulting agreement with a related party to provide research into new technologies as well as essential development of current products. The amounts owed to this related party for past work is a part of accounts payable and totals $393,953 and $53,000 for the periods ending March 31, 2018 and 2017, respectively.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years, and has been extended for an additional two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 1,500 shares of common stock at an exercise price of $40.00 per share. The CEO earned $275,000 and $275,000 for the years ended March 31, 2018 and 2017 (respectively) as a result of this agreement, these amounts contribute to the $943,862 and $645,945 of officer compensation which is included in accrued expenses, as of March 31, 2018 and March 31, 2017.

The Company received $100,000 cash and 15,000,000 common stock shares of an entity that is majority owned by a non-majority stockholder of the Company as partial payment for access to the Company’s intellectual property. This receipt is classified as income in the period it was earned. (See Note 3)

During the year ended March 31, 2017, the Company loaned $10,000 to an entity owned by a related party. During the year ended March 31, 2018, the Company loaned an additional $5300 to this entity, for a balance receivable of $15,300. This loan is short-term and has no stated interest.

NOTE 7 – NOTE PAYABLE

On May 31, 2016, the Company issued a secured promissory note in the amount of $900,000. The note is due on August 1, 2017 and bears interest at 10% per annum. The loan replaced an account payable to a legal professional to cover past due amounts and penalties for non-payment. The note is guaranteed personally by two shareholders and collateralized by assets of the company and guarantors. The principal balance was $880,000 and accrued interest was $164,718 as of March 31, 2018.

On February 21, 2017, the Company issued a non-secured promissory note in the amount of $20,000. The note is due on August 21, 2017 and bears interest at 8% per annum. The loan was in payment for professional fees related to an equity financing agreement dated February 21, 2017, thus no cash was received by the Company. Accrued interest was $1,767 as of March 31, 2018.

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

MARCH 31, 2018

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

On March 26, 2015, the Company issued a convertible note payable in the amount of $29,680 including an original issue discount of $1,680. The note bears 8% interest and is due on March 23, 2016. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) days prior to the conversion date. During the period ending March 31, 2016 the note holder converted $10,929 in principal into 796,236 shares of common stock leaving a remaining balance of $18,751. Accrued interest was $5,350 as of March 31, 2018. The Company is in default on the balance of this note.

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

MARCH 31, 2018

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

On January 22, 2016, the Company issued a convertible note payable in the amount of $60,500. The note bears 10% interest and is due on October 22, 2016. The loan becomes convertible on January 22, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period prior to the conversion date. On April 4, 2017, this note was purchased for a renegotiated face value of $71,457. (Details provided under the note dated April 4, 2017 below). As of March 31, 2018 the principal and accrued interest balance is $0.

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

MARCH 31, 2018

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

On June 23, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2018 the accrued interest balance is $7,929. The Company is in default on this note.

On July 7, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $58,000. The note bears interest at the rate of 8% and must be repaid on or before July 7, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. During the period ended March 31, 2018, the lender converted $28,945 in principal and $1,902 in accrued interest into 69,039,300 common shares, leaving a remaining principal balance of $29,055. As of March 31, 2018 the accrued interest balance is $4,028. The Company is in default on this note.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 20, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $32,000. The note bears interest at the rate of 8% and must be repaid on or before October 20, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2018, the accrued interest balance is $3,696. The Company is in default on this note.

On November 17, 2016, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $56,000. The note bears interest at the rate of 8% and must be repaid on or before June 23, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, 180 days after issuance or January 3, 2017, at a conversion price equal to 50% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2018, the accrued interest balance is $7,929. The Company is in default on this note.

On January 5, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $335,000. The note bears interest at the rate of 10%, contains a $30,000 OID, and must be repaid by October 5, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or January 5, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. During the period ended March 31, 2018, the lender converted $0 in principal and $74,707 in accrued interest into 656,380,000 common shares, leaving a remaining principal balance of $335,000. As of March 31, 2018, the accrued interest is $174,751, and the OID balance is $0. The Company is in default on this note.

On February 20, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $563,028 which is partially funded, the current balance consolidates unpaid convertible notes dated March 9, 2015; September 4, 2015; December 29, 2015; February 25, 2016; March 24, 2016; May 25, 2016; June 8, 2016; June 23, 2016; July 7, 2016; October 20, 2016; November 17, 2016. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 20, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. During the period ended March 31, 2017 the lender converted $34,370 in principal and $1,124 in accrued interest into 29,775,000 shares of common stock. During the period ended March 31, 2018 the lender converted $86,857 in principal and $13,143 in accrued interest into 277,300,000 common shares, leaving a principal balance of $124,095. As of March 31, 2018, the accrued interest is $66,239. The Company is in default on this note.

On February 21, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $15,000. The note bears interest at the rate of 8%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 21, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2018, the accrued interest is $11,032.

The Company is in default on this note.

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $59,799, which refinances an unpaid convertible note dated February 5, 2015. The note bears interest at the rate of 10%, and must be repaid by October 25, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. This loan incurred default penalties for late filing of financial documents of $31,407 during the period ended March 31, 2018. The lender converted $59,799 of principle, $4,795 of interest, and $31,407 of penalties into 311,043,058 shares of common stock, leaving a loan and accrued interest balance of $0, as of March 31, 2018.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 22, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $20,900, which refinances an unpaid convertible note dated May 6, 2015. The note bears interest at the rate of 10%, and must be repaid by October 22, 2017. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 22, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. This loan incurred default penalties for late filing of financial documents of $34,156 during the quarter ended September 30, 2017. The lender converted $20,900 of principle, $23,913 of interest, and $34,156 of penalties into 293,848,193 shares of common stock, leaving a loan balance and accrued interest balance of $0 as of March 31, 2018.

On April 4, 2017, the Company issued an 8% Convertible Redeemable Promissory Note in the principal amount of $71,457, which refinances an unpaid convertible note dated January 22, 2016. The note bears interest at the rate of 8%, and must be repaid by January 4, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 20-day period prior to conversion. As of March 31, 2018, the accrued interest is $46,957. The Company is in default on this note.

On April 18, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $109,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by January 30, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or April 4, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of March 31, 2018, the accrued interest is $67,234, and the OID balance is $0. The Company is in default on this note.

On November 3, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $34,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by August 3, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or November 3, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of March 31, 2018, the accrued interest is $1,408, and the OID balance is $1,335.

On December 18, 2017, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $43,850. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by September 18, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or December 18, 2017, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of March 31, 2018, the accrued interest is $1,511, and the OID balance is $2,375.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

On January 10, 2018, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $67,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by October 10, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or January 10, 2018, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of March 31, 2018, the accrued interest is $1,461, and the OID balance is $3,999.

On February 15, 2018, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $78,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by November 15, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or February 15, 2018, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of March 31, 2018, the accrued interest is $1,110, and the OID balance is $5,444.

On March 15, 2018, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $56,500. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by December 15, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or March 15, 2018, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion. As of March 31, 2018, the accrued interest is $343, and the OID balance is $4,444.

During the year ended March 31, 2018, the Company incurred $456,494 under convertible loan default provisions. This amount has been included as interest expense.

NOTE 9 – DERIVATIVE LIABILITIES

In accordance with ASC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date.

As detailed in Note 7 (above) the Company has issued several convertible notes in varying amounts and terms, with the following loans becoming convertible during the periods ending March 31, 2018 and March 31, 2017: $29,680 note dated March 26, 2015; $60,500 note dated January 22, 2016 $56,000 note dated June 23, 2016; $58,000 note dated July 7, 2016; $32,000 note dated October 20, 2016; $56,000 note dated November 17, 2016; $335,000 note dated January 5, 2017; $563,028 note dated February 20, 2017; $15,000 note dated February 21, 2017; $59,799 note dated February 22, 2017; $20,900 note dated February 22, 2017; $71,457 note dated April 4, 2017; $115,000 note dated April 18, 2017; $34,500 note dated November 3, 2017; $43,850 note dated December 18, 2017; $67,500 note dated January 10, 2018; $78,500 note dated February 15, 2018; $56,500 note dated March 15, 2018.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the period ended March 31, 2018, the Company recorded a total change in the fair market value of the derivative liabilities of $1,549,678.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 9 – DERIVATIVE LIABILITIES (CONTINUED)

The Company uses the Black-Scholes option pricing model to value the derivative liability upon the initial conversion date and at each reporting period.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0003, exercise price of $0.00015 - $0.00012, dividend yield of zero, years to maturity of 0.0137 – .70959, a risk free rate of 1.63% - 2.09%, and annualized volatility of 278% - 456%. The above loans were all discounted in full. Based on the valuations on the initial valuation dates for the period ending March 31, 2018, the Company recognized debt discounts related to the conversion features totaling $887,871 and a derivative expense of $549,807 related to the excess value of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital  , $169,544 was reclassified during the year ended March 31, 2018. As of March 31, 2018, unamortized debt discount, including original issue discounts totaled $312,669. The derivative liabilities totaled $2,099,424 as of March 31, 2018, of which $- related to long-term debt.

NOTE 10 – EQUITY TRANSACTIONS

The Company has 40,000,000,000 common shares authorized with a par value of $0.001 per share as of February 28, 2018.

The Company has 10,000,000 preferred shares authorized with a par value of $ 0.001 per share.

The following is a summary of the inputs used to determine the value of the warrants issued in connection with common stock using the Black-Scholes option pricing model.

Date	March 30, 2017
Warrants	9,200,000
Stock price on grant date	$0.002
Exercise price	$0.002
Expected life	5 year
Volatility	120%
Risk-free rate	1.96%
Calculated value	$15,278
Fair value allocation of proceeds	$45,466
Unamortized option expense	$0

The following is a summary of the warrant activity for the period March 31, 2017 to March 31, 2018:

	Number of warrants	Weighted average exercise price
Outstanding, March 31, 2017	9,446,533	$0.102
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2018	9,446,533	$0.102

On February 28, 2018, the Company effected an increase in authorized common stock to 40,000,000,000 shares.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

Effective June 7, 2017, the Company approved a reverse stock split of the common stock, par value $0.001 per share at a ratio of 1 for 20 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the reverse stock split for all periods.

During the period ended March 31, 2018, the Company issued common stock to satisfy convertible debt conversions at a price below par value as obligated by contract. During this period the Company issued 1,522,860,551 common shares at a below par rate, incurring an adjustment to additional paid in capital of $1,227,890.

During August 2017, the Company received $100,000 from a related party as consideration for a stock subscription agreement dated October 16, 2017. The agreement stipulates issuance of 333,333,333 common stock and an additional warrants to purchase another 333,333,333 common shares at $0.0003 per share for a five year term. As of March 31, 2018, the Company has available shares to fulfill this obligation but are awaiting the transfer agent’s instructions, thus the $100,000 collected on this agreement is recorded as common stock to be issued in the financial statements until such instructions become available to complete this transaction.

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

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 10 – EQUITY TRANSACTIONS (CONTINUED)

During the period ended March 31, 2018, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 5, 2017	$6,233	5,300,000	$0.00118
April 10, 2017	$6,586	5,600,000	$0.00118
April 11, 2017	$6,880	5,850,000	$0.00118
April 18, 2017	$7,291	6,200,000	$0.00118
April 20, 2017	$7,644	6,500,000	$0.00118
April 21, 2017	$16,464	14,000,000	$0.00118
April 25, 2017	$17,287	14,700,000	$0.00118
April 26, 2017	$26,600	26,600,000	$0.00100
May 1, 2017	$8,700	14,500,000	$0.00060
June 13, 2017	$1,200	10,000,000	$0.00012
June 16, 2017	$1,930	19,299,400	$0.00010
June 16, 2017	$1,300	11,000,000	$0.00012
June 20, 2017	$1,392	11,600,000	$0.00012
June 21, 2017	$2,314	23,139,900	$0.00010
June 22, 2017	$1,590	13,250,000	$0.00012
June 22, 2017	$1,470	12,250,000	$0.00012
June 26, 2017	$1,800	15,000,000	$0.00012
June 29, 2017	$1,980	16,500,000	$0.00012
July 3, 2017	$2,088	17,400,000	$0.00012
July 12, 2017	$2,088	17,400,000	$0.00012
July 13, 2017	$2,484	13,800,000	$0.00018
July 14, 2017	$3,374	19,000,000	$0.00018
July 18, 2017	$3,374	19,000,000	$0.00018
July 20, 2017	$3,582	19,900,000	$0.00018
July 24, 2017	$6,270	20,900,000	$0.0003
July 25, 2017	$6,870	22,900,000	$0.0003
July 28, 2017	$7,200	24,000,000	$0.0003
August 2, 2017	$7,200	24,000,000	$0.0003
August 4, 2017	$9,000	25,000,000	$0.00036
August 8, 2017	$11,119	26,475,000	$0.00042
August 11, 2017	$13,920	29,000,000	$0.00048
August 16, 2017	$12,810	30,500,000	$0.00042
August 22, 2017	$6,709	19,168,058	$0.00035
August 25, 2017	$11,200	32,000,000	$0.00035
August 31, 2017	$9,600	32,000,000	$0.0003
September 7, 2017	$9,900	36,000,000	$0.00028
September 15, 2017	$9,437	37,900,000	$0.00025
September 22, 2017	$9,910	39,800,000	$0.00025
September 28, 2017	$10,408	41,800,000	$0.00025
October 3, 2017	$10,931	43,900,000	$0.00025
October 5, 2017	$7,582	30,448,193	$0.00025
January 2, 2018	$9,530	47,650,000	$0.00020
January 12, 2018	$10,000	50,000,000	$0.00020
January 18, 2018	$9,875	50,000,000	$0.0001975
January 24, 2018	$8,250	55,000,000	$0.00015
February 1, 2018	$7,220	57,760,000	$0.000125
February 9, 2018	$6,065	60,650,000	$0.00010
February 20, 2018	$6,367	63,670,000	$0.00010
February 27, 2018	$6,685	66,850,000	$0.00010
March 2, 2018	$7,018	70,180,000	$0.00010
March 7, 2018	$7,369	73,690,000	$0.00010
March 16, 2018	$7,736	77,360,000	$0.00010
March 22, 2018	$8,122	81,220,000	$0.00010
March 31, 2018	$0	1,055	$0.00000
March 31, 2018 Total	$389,954	1,607,611,606

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

The following is a summary of the inputs used to determine the value of the options using the Black-Scholes option pricing model.

Date	April 6, 2015	June 9, 2015	December 15, 2015	March 30, 2017
Options	102,000	50,000	43,000	29,000,000
Stock price grant date	$1.60	$0.40	$0.20	$0.002
Initial Exercise price	$1.60	$0.40	$0.20	$0.002
Modified Exercise price	$0.20	$0.20	$0.20	-
Expected life	5.0	5.0	5.0	5.0
Volatility	99%	99%	84%	120%
Risk-free rate	1.31%	1.74%	1.70%	1.93%
Calculated value	$120,778	$14,838	$5,736	$48,017
Modified value	$151,221	$16,347	$5,736	$48,017

The following is a summary of the option activity for the period March 31, 2017 through March 31, 2018:

	Number of options	Weighted average exercise price
Outstanding, March 31, 2017	29,228,627	$0.004
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, March 31, 2018	29,228,627	$0.004

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a verbal month-to-month agreement. Monthly rent is about $2,800.

On July 8, 2016, the Company engaged a foreign based company to evaluate the safety and efficacy of RP-323 over a 27 month period. The contract stipulates a commitment of up to $193,255 as the Company utilizes services, with additional fees for pass-through expenses  . As of March 31, 2018, the Company has paid $19,326 and accrued $3,934 in payables for services received.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On April 1, 2017, the Company entered into a tentative agreement with CannCodex to issue 78,000,000 common shares of stock in exchange for data base assets of CannCodex. However, this agreement was not finalized and subsequently the Company is not responsible for issuance of the stock. Unrelated to this agreement, the Company has issued short-term loans to CannCodex totaling $15,300 as of March 31, 2018.

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

NOTE 13 – INCOME TAXES

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $14,137,110 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

RICH PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the years ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Federal income tax benefit attributable to:
Current operations	$575,396	$1,102,052
Less: valuation allowance	(575,396)	(1,102,052)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$4,806,617	$4,231,221
Less: valuation allowance	(4,806,617)	(4,231,221)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,970,710 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

On April 13, 2018, the Company issued a 10% Convertible Redeemable Promissory Note in the principal amount of $206,100. The note bears interest at the rate of 10%, a 10% original issue discount and the lender will hold $1,500 to cover transaction costs, the note must be repaid by December 15, 2018. The note and any accrued interest may be converted by lender into shares of Company common stock, upon execution or December 13, 2018, at a conversion price equal to 60% of the lowest trading price during the 10-day period prior to conversion.

Subsequent to the period ended March 31, 2018, the Company received, as listed, conversion notices from various note holders. The Company issued the following common shares to satisfy the conversion of the following debt and interest:

Date	Debt/Interest Converted	Common Stock Issued	Price per Share
April 4, 2018	$8,528	85,280,000	$0.0001
April 10, 2018	$8,953	89,530,000	$0.0001
Subsequent Total	$17,481	174,810,000

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Management's Annual Report on Internal Controls Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018.

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

ITEM 9B.  OTHER INFORMATION

Change in Independent Registered Public Accounting Firm

During the period commencing with the engagement of Anton Chia as its independent registered public accounting firm, on September 5, 2017 and through the Dismissal Date, October 29, 2017, there were no disagreements (as defined in Item 304 of Regulation S-K) with Anton Chia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton Chia, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the period commencing with the engagement of Anton Chia on September 5, 2017 and through the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). Anton Chia has not prepared any reports on the audited financial statements of the Company.

On October 31, 2017, the Company’s Board of Directors approved the appointment of Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Company nor anyone on its behalf consulted this firm regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name Age Position

Ben Chang 53 President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Carol Salvador 73 Director

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended March 31, 2018, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

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

				Stock	Option	Non-equity	Change in Pension Value and Non-Qual. Deferred Compens.	All Other
		Salary	Bonus	Awards	Awards	Incentive	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	Comp. ($)	($)	($)	($)
Ben Chang	2018	$275,500	—	—	0	—	—	—	275,000
	2017	$275,000	—	—	$8,302	—	—	—	$283,302

Chief Executive Officer/Chief Financial Officer/Director since July 18, 2013.

Employment Agreements

Effective September 6, 2013, the Company entered into an Employment Agreement with Mr. Chang, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provided for a term of two (2) years; annual base compensation of $275,000; and the issuance of 3,000,240 options to purchase shares of Company common stock. On July 13, 2017, the Company executed an extension to the Employment Agreement extending it until September 6, 2017, and on December 1, 2017 a one year extension was executed, both with all other terms and conditions remaining the same. The foregoing is only a brief description of the material terms of the Employment Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on September 12, 2013.

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

Option Exercises and Stock Vested

During the fiscal years ending March 31, 2018 and 2017, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

At March 31, 2018, Ben Chang had 28,000 options issued under the 2013 Plan, as amended, and 5,000,000 options issued under the 2017 Plan, and Carol Salvador had 3,500,000 options issued under the 2017 Plan.

Compensation of Directors

During the fiscal year ending March 31, 2017, our one independent director did not receive any compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 10, 2018, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the class of stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares of common stock outstanding totaling 350,136,570 and the number of shares of preferred stock outstanding totaling 6,000,000, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of July 13, 2017 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock(2)		Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock(2)
Directors and Executive Officers
Ben Chang, Chairman and President	11,158,560	(3)	*	%	6,000,000	(4)	100%
Carol Salvador, Director	3,500,000	(5)	*		0		0
All directors and officers as a group (2 people)	14,658,560	(3)	*	%	6,000,000	(4)	100%
5% or Greater Stockholders
None

* Less than 1 percent.

(1) Unless otherwise noted, the address is c/o Rich Pharmaceuticals, Inc., 9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212.

(2) Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all options issued to the beneficial owners which are exercisable within 60 days of July 13, 2018) by 1,883,867,821 the total shares of common stock outstanding as of July 13, 2018 and 29,228,627 options exercisable within 60 days of July 13, 2018.

(3) Includes options to purchase up to 1,500 shares of common stock issued under the 2013 Plan and 5,000,000 shares of common stock issued under the 2017 Plan which are exercisable within 60 days after July 13, 2018. Also includes 137,566 shares of common stock held by Imagic, LLC which Mr. Chang is deemed to beneficially own.

(4) The Preferred Stock has 100 to 1 voting rights over shares of common stock.

(5) Includes options to purchase up to 3,500,000 shares of common stock issued under the 2017 Plan which are exercisable within 60 days of July 13, 2018.

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

During the year ended March 31, 2015, the Company received a $6,000 loan from a shareholder. During the period ended March 31, 2017 the Company received an additional $6,280 from this related party. The loan is unsecured and bears 8% interest and has an original due date of January 8, 2016. There is a total due of $12,280 as of March 31, 2018 and March 31, 2017. Interest accrued on the note as of March 31, 2018 was $1,517. The Company is in default on the balance of this note.

During the period ending March 31, 2016, the Company received $22,200 in unsecured non-interest bearing loans from related parties and during the period ending March 31, 2017 received an additional $14,450, the Company has repaid $36,650 of these loans leaving a total due of $0 as of March 31, 2018. These loans are deemed to be short-term and are payable at the discretion of the Company.

Periodically, related parties incur expenses for the Company and are expected to be repaid for those expenditures. As of March 31, 2018, the balance owed to related parties for these types of expenses is $2,522. These liabilities do not have stated interest rates or due dates, but are payable at the discretion of the Company.

The Company has a consulting agreement with a related party to provide research into new technologies as well as essential development of current products. The amounts owed to this related party for past work is a part of accounts payable and totals $393,953 and $53,000 for the periods ending March 31, 2018 and 2017, respectively.

On September 6, 2013, the Company entered into an Employment Agreement with our Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of two years, and has been extended for an additional two years; annual compensation of $275,000, a signing bonus of $68,750, and options to purchase up to 1,500 shares of common stock at an exercise price of $40.00 per share. The CEO earned $275,000 and $275,000 for the years ended March 31, 2018 and 2017 (respectively) as a result of this agreement, these amounts contribute to the $943,862 and $645,945 of officer compensation which is included in accrued expenses, as of March 31, 2018 and March 31, 2017.

The Company received $100,000 cash and 15,000,000 common stock shares of an entity that is majority owned by a non-majority stockholder of the Company as partial payment for access to the Company’s intellectual property. This receipt is classified as income in the period it was earned. (See Note 3)

During the year ended March 31, 2017, the Company loaned $10,000 to an entity owned by a related party. During the year ended March 31, 2018, the Company loaned an additional $5300 to this entity, for a balance receivable of $15,300. This loan is short-term and has no stated interest.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)       Audit Fees

On October 31, 2017, the Company’s Board of Directors approved the appointment of Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm.

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2018 were $18,000.

(2)       Audit-Related Fees

There were no fees billed during the two years ended March 31, 2018 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)       Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2018 and March 31, 2017.

(4)       All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended March 31, 2018.

(5)       Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2018. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Designation of Series A Preferred Stock, dated July 18, 2013(2)
3.4	Articles of Merger (33)
3.5	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on September 17, 2013 (34)
3.6	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on February 8, 2016 (21)
3.7	Amendment to Articles of Incorporation, dated May 23, 2016 (34)
3.8	Certificate of Amendment to Certificate of Designation, dated February 3, 2017 (34)
3.9	Amendment to Articles of Incorporation, dated March 30, 2017 (34)
3.10	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on May 10, 2017 (34)
3.11*	Articles of Domestication--Wyoming
3.12*	Articles of Incorporation--Wyoming
3.13*	Bylaws--Wyoming
10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated July 19, 2013 (2)
10.2	Memorandum of Understanding and Assignment Agreement dated July 18, 2013 (2)
10.3	Employment Agreement with Ben Chang dated September 6, 2013 (3)
10.4	2013 Stock Option/Stock Issuance Plan (3)
10.5	Waiver to Memorandum of Understanding and Asset Assignment Agreement dated January 17, 2014 (4)
10.6	Convertible Promissory Note with Asher Enterprises, Inc. dated March 11, 2014 (5)
10.7	Convertible Promissory Note with KBM Worldwide, Inc. dated April 8, 2014 in the amount of $53,000 (6)
10.8	Convertible Promissory Note with KBM Worldwide, Inc. dated May 21, 2014 in the amount of $42,500 (6)
10.9	Investment Agreement dated August 12, 2014 with Macallan Partners (7)
10.10	Registration Rights Agreement dated August 12, 2014 with Macallan Partners (7)
10.11	Convertible Promissory Note dated August 12, 2014 with JMJ Financial (7)
10.12	Securities Purchase Agreement dated August 14, 2014 with Toledo Advisors LLC (7)
10.13	First Convertible Promissory Note dated August 14, 2014 with Toledo Advisors (7)
10.14	Second Convertible Promissory Note dated August 14, 2014 with Toledo Advisors LLC (7)
10.15	Securities Purchase Agreement dated August 14, 2014 with LG Capital Funding, LLC (7)
10.16	First Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.17	Second Convertible Promissory Note dated August 14, 2014 with LG Capital Funding, LLC (7)
10.18	Convertible Promissory Note dated August 14, 2014 with Vista Capital Investments, LLC (7)
10.19	Master Convertible Promissory Note dated September 18, 2014 with Typenex Co-Investment LLC, LLC (8)
10.20	Securities Purchase Agreement dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.21	Convertible Promissory Note dated September 23, 2014 with Auctus Private Equity Fund, LLC (8)
10.22	Assignment Agreement dated October 6, 2014 (9)
10.23	2013 Plan Amendment dated October 6, 2014 (9)
10.22.1	Convertible Promissory Note dated November 6, 2014 with JSJ Investments, Inc. (10)
10.23.1	Convertible Promissory Note dated October 6, 3014 issued to KBM Worldwide, Inc. (11)
10.24	Convertible Promissory Note dated November 25, 2014 with KBM Worldwide, Inc. (12)
10.25	Convertible Promissory Note dated January 9, 2015 with KBM Worldwide, Inc. (13)
10.26	Convertible Promissory Note dated February 5, 2015 issued to KBM Worldwide, Inc. (14)
10.27	Securities Purchase Agreement dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)
10.28	Convertible Promissory Note dated March 9, 2015 with Auctus Private Equity Fund, LLC (15)

10.29	Securities Purchase Agreement dated March 26, 2015 with Adar Bays, LLC (16)
10.30	Convertible Promissory Note dated March 26, 2015 with Adar Bays, LLC (16)
10.31	Back-End Convertible Promissory Note with Adar Bays, LLC (16)
10.32	Adar Bays, LLC Collateralized Secured Promissory Note dated March 26, 2015 (16)
10.33	2013 Plan Amendment No. 2 (17)
10.33.1	Securities Purchase Agreement with LG Capital Funding dated May 5, 2015 (18)
10.33.2	2013 Plan Amendment No. 3 (20)
10.34	Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.34.1	Secured Promissory Note in the principal amount of $900,000 dated May 31, 2016 (22)
10.35	Back-End Convertible Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.36	Collateralized Secured Promissory Note with LG Capital Funding dated May 5, 2015 (18)
10.37	Convertible Promissory Note with Vis Veres Group, Inc. dated May 6, 2015 (18)
10.38	Amended and Restated Investment Agreement dated June 10, 2015 with LG Capital Funding, LLC (19)
10.44	Securities Purchase Agreement dated June 8, 2016 with LG Capital Funding, LLC (23)
10.45	8% Convertible Redeemable Promissory Note dated June 8, 2016 with LG Capital Funding, LLC (23)
10.46	8% Convertible Redeemable Promissory Note dated June 8, 2016 with LG Capital Funding, LLC (23)
10.47	Collateralized Secured Promissory Note dated June 8, 2016 issued by LG Capital Funding, LLC (23)
10.48	Securities Purchase Agreement dated June 23, 2016 with LG Capital Funding, LLC (24)
10.49	8% Convertible Redeemable Promissory Note dated June 23, 2016 with LG Capital Funding, LLC (24)
10.50	8% Convertible Redeemable Promissory Note dated June 23, 2016 with LG Capital Funding, LLC (24)
10.51	Collateralized Secured Promissory Note dated June 23, 2016 issued by LG Capital Funding, LLC (24)
10.52	Confession of Judgement dated June 23, 2016 (24)
10.53	Securities Purchase Agreement dated October 20, 2016 with LG Capital Funding, LLC(25)
10.54	8% Convertible Redeemable Promissory Note dated October 20, 2016 with LG Capital Funding, LLC(25)
10.55	Confession of Judgement dated October 20, 2016 (25)
10.56	Securities Purchase Agreement dated January 5, 2017 with GHS Investments, LLC (26)
10.57	Promissory Note dated January 5, 2017 in favor of GHS Investments, LLC (26)
10.58	Debt Purchase Agreement dated February 17, 2017 with GHS Investments, LLC (27)
10.59	Promissory Note in the amount of $563,027 dated February 17, 2017 in favor of GHS Investments, LLC (27)
10.60	Promissory Note in the amount of $20,899.89 dated February 22, 2017 with GHS Investments, LLC (27)
10.61	Promissory Note in the amount of $59,799.12 dated February 22, 2017 with GHS Investments, LLC (27)
10.62	Equity Financing Agreement dated February 22, 2017 with GHS Investments, LLC (27)
10.63	Registration Rights Agreement dated February 22, 2017 with GHS Investments, LLC (27)
10.64	Promissory Note in the amount of $20,000 dated February 22, 2017 with GHS Investments, LLC (27)
10.65	Promissory Note in the amount of $15,000 dated February 22, 2017 with GHS Investments, LLC (27)
10.66	Collaboration Agreement dated March 20, 2017 with I Tech Health Corp. (28)
10.67	2017 Stock Option/Stock Issuance Plan (29)
10.68	Securities Purchase Agreement dated April 18, 2017 with GHS Investments, LLC (30)
10.69	Promissory Note dated April 18, 2017 in favor of GHS Investments, LLC (30)
10.70	Support and Collaboration Agreement dated July 11, 2017 with Mega Bridge, Inc. (31)
10.71	Securities Purchase Agreement dated January 10, 2018 with GHS Investments, LLC (32)
10.72	Promissory Note dated January 20, 2018 in favor of GHS Investments, LLC (32)
10.73*	Plan of Conversion
14.1	Code of Ethics (5)
21*	List of Subsidiaries
24*	Power of Attorney
31*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer
101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement Filed on Form S-1 filed with the SEC on April 25, 2011.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 24, 2013.

(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 12, 2013.

(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 17, 2014.

(5)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on July 15, 2014.

(6)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 19, 2014.

(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2014.

(8)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 25, 2014.

(9)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 8, 2014.

(10)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 14, 2014.

(11)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 19, 2014.

(12)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 2, 2014.

(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 15, 2015.

(14)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on February 23, 2015.

(15)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 16, 2015.

(16)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 3, 2015.

(17)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 8, 2015.

(18)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 12, 2015.

(19)	Incorporated by reference to the Company’s Form S-1/A filed with the SEC on June 11, 2015.

(20)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 21, 2015.

(21)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 12, 2016.

(22)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 13, 2016.

(23)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 15, 2016.

(24)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 29, 2016.
(25)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 4, 2016.
(26)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 11, 2017.
(27)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 27, 2017.
(28)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 21, 2017.
(29)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 4, 2017.
(30)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 24, 2017.
(31)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 12, 2017.
(32)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 19, 2018.
(33)	Incorporated herein by reference to the current report on Form 8-K filed with the SEC on August 27, 2013.
(34)	Incorporated by reference to the Company’s Registration Statement Filed on Form S-1 filed with the SEC on January 24, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Pharmaceuticals, Inc. (Registrant)
Date: July 17, 2018	/s/ Ben Chang
	By:	Ben Chang
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BEN CHANG	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	July 17, 2018
Ben Chang
/s/ CAROL SALVADOR Carol Salvador	Director	July 17, 2018

Exhibit 21

List of Subsidiaries

None.

Exhibit 24

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned, being a director or officer, or both, of Rich Pharmaceuticals, Inc., a Nevada corporation, (“registrant”) hereby constitutes and appoints Ben Chang, acting individually, as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2018 and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ben Chang	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	July 17, 2018
Ben Chang
/s/ Richard Salvador Richard Salvador	Director	July 17, 2018

